Form 10-Q
period 1994-09-30
ELIZABETHTOWN WATER CO /NJ/; ETOWN CORP
filed 1994-11-14
CIK 32379, 764403

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1994
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                        Commission file number 0-18595
                              E'TOWN CORPORATION
            (Exact name of registrant as specified in its charter)

        New Jersey                                      22-2596330
     (State of incorporation)               (I.R.S. Employer Identification No.)
     600 South Avenue
     Westfield, New Jersey                                 07090
     (Address of principal executive offices)              (Zip)
       Registrant's telephone number including area code:     (908) 654-1234

   Title of each class                 Name of each exchange on which registered
   Common Stock, without par value               New York Stock Exchange


                          Commission file number 0-628
                           ELIZABETHTOWN WATER COMPANY
              (Exact name of registrant as specified in its charter)

        New Jersey                                     22-1683171
     (State of incorporation)               (I.R.S. Employer Identification No.)
     600 South Avenue
     Westfield, New Jersey                                 07090
     (Address of principal executive offices)              (Zip)
       Registrant's telephone number including area code:     (908) 654-1234

   Title of each class                 Name of each exchange on which registered
   Common stock, without par value                      None


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X    No
        -----    -----

  Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                                                    Outstanding at
           Class of Common Stock                   September 30, 1994
              E'town Corporation
                 without par value                      6,552,927






                           E'TOWN CORPORATION

                       ELIZABETHTOWN WATER COMPANY

                                  INDEX

                                  _____


_______________________________________________________________________

PART I - FINANCIAL INFORMATION                                   PAGE

______________________________                                   ____

Item 1. Financial Statements

      E'TOWN CORPORATION AND SUBSIDIARIES

      ___________________________________

        - Statements of Consolidated Income                        1-3
        - Consolidated Balance Sheets                               4
        - Statements of Consolidated Capitalization                 6
        - Statements of Consolidated Cash Flows                    7-9
        - Statements of Consolidated Shareholders' Equity           10

      ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

      __________________________________________

        - Statements of Consolidated Income                      11-13
        - Consolidated Balance Sheets                              14
        - Statements of Consolidated Capitalization                16
        - Statements of Consolidated Cash Flows                  17-19
        - Statements of Consolidated Shareholder's Equity          20

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               21

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              24

PART II - OTHER INFORMATION

___________________________

Items 1 - 5                                                        31







Item 6.(a) - Exhibits                                              32
       (b) - Reports on Form 8-K                                   32

SIGNATURES                                                         33



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Three Months Ended
                                                           September 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $ 27,369,703  $ 28,946,588

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,499,101    10,421,938
  Maintenance                                          1,635,510     1,508,264
  Depreciation                                         1,975,572     1,828,124
  Revenue taxes                                        3,479,035     3,664,692
  Real estate, payroll and other taxes                   641,008       612,893
  Federal income taxes                                 2,225,605     2,843,378

                                                    ____________  ____________
        Total operating expenses                      20,455,831    20,879,289

                                                    ____________  ____________

Operating Income                                       6,913,872     8,067,299

                                                    ____________  ____________

Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                               1,685,521
  Allowance for equity funds used
   during construction                                   316,282       145,262
  Write-down of non-utility property
   and other investments (Note 6)                        (94,407)      (83,574)
  Federal income taxes                                   180,582      (633,324)
  Other - net                                            179,203       105,398

                                                    ____________  ____________
        Total other income (expense)                    (350,543)    1,219,283

                                                    ____________  ____________

Total Operating and Other Income (Expense)             6,563,329     9,286,582

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,903,918     3,123,589
  Other interest expense - net                            10,986         5,661
  Capitalized interest                                  (317,175)     (222,458)
  Amortization of debt discount - net                     89,493        62,801

                                                    ____________  ____________
        Total interest charges                         2,687,222     2,969,593

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                         3,876,107     6,316,989
Preferred Stock Dividends                                203,250       262,500

                                                    ____________  ____________
Net Income                                          $  3,672,857  $  6,054,489

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $        .56  $       1.09

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $        .56  $       1.05

                                                    ____________  ____________

                                                    ____________  ____________







Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               6,524,975     5,578,234

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,833,385     5,891,495

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $        .51  $        .50

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.
                                      -1-


                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME



                                                        Nine Months Ended
                                                           September 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $ 77,235,460  $ 75,946,996

                                                    ____________  ____________

Operating Expenses:
  Operation                                           31,249,624    28,758,221
  Maintenance                                          4,834,087     4,345,320
  Depreciation                                         5,849,438     5,447,114
  Revenue taxes                                        9,718,032     9,555,728
  Real estate, payroll and other taxes                 2,086,417     2,101,827
  Federal income taxes                                 5,264,925     5,696,914

                                                    ____________  ____________
        Total operating expenses                      59,002,523    55,905,124

                                                    ____________  ____________

Operating Income                                      18,232,937    20,041,872

                                                    ____________  ____________

Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                               1,685,521
  Allowance for equity funds used
   during construction                                   650,563       336,539
  Write-down of non-utility property
   and other investments (Note 6)                       (383,154)     (176,091)
  Federal income taxes                                    92,475      (691,884)
  Other - net                                            392,800       178,883

                                                    ____________  ____________
        Total other income (expense)                    (179,519)    1,332,968

                                                    ____________  ____________

Total Operating and Other Income (Expense)            18,053,418    21,374,840

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           8,708,105     9,360,627
  Other interest expense - net                            15,060        87,158
  Capitalized interest                                  (764,350)     (619,842)
  Amortization of debt discount - net                    264,568       188,403

                                                    ____________  ____________
        Total interest charges                         8,223,383     9,016,346

                                                    ____________  ____________







Income Before Preferred Stock Dividends
 of Subsidiary                                         9,830,035    12,358,494
Preferred Stock Dividends                                655,767       787,500

                                                    ____________  ____________
Net Income                                          $  9,174,268  $ 11,570,994

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $       1.51  $       2.21

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $       1.50  $       2.16

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               6,084,631     5,240,160

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,394,628     5,554,517

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       1.53  $       1.50

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Twelve Months Ended
                                                           September 30,
                                                        1994          1993

                                                    ____________   ___________

Operating Revenues                                  $101,284,584  $ 98,077,104

                                                    ____________  ____________

Operating Expenses:
  Operation                                           41,772,323    37,572,200
  Maintenance                                          6,204,924     5,903,673
  Depreciation                                         7,687,633     7,173,031
  Revenue taxes                                       12,664,108    12,254,101
  Real estate, payroll and other taxes                 2,691,037     2,668,270
  Federal income taxes                                 6,738,417     6,900,572

                                                    ___________   ____________
        Total operating expenses                      77,758,442    72,471,847

                                                    ___________   ____________

Operating Income                                      23,526,142    25,605,257

                                                    ___________   ____________







Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                               1,685,521
  Allowance for equity funds used
   during construction                                   759,363       509,496
  Write-down of non-utility property
   and other investments (Note 6)                       (476,378)     (356,091)
  Federal income taxes                                    (5,961)     (714,719)
  Other - net                                            610,432       253,089

                                                    ____________  ____________
        Total other income (expense)                     (44,747)    1,377,296

                                                    ____________  ____________

Total Operating and Other Income (Expense)            23,481,395    26,982,553

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          11,721,702    12,470,267
  Other interest expense - net                            23,750       133,200
  Capitalized interest                                  (950,390)     (950,758)
  Amortization of debt discount - net                    334,964       250,977

                                                    ____________  ____________
        Total interest charges                        11,130,026    11,903,686

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                        12,351,369    15,078,867
Preferred Stock Dividends                                918,267     1,050,000

                                                    ____________  ____________
Net Income                                          $ 11,433,102  $ 14,028,867

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $       1.92  $       2.73

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $       1.91  $       2.67

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for
 the Calculation of Earnings Per Share:
 Primary                                               5,969,557     5,140,925

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,280,165     5,456,367

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       2.04  $       2.00

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                     September 30,  December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant-At original cost:
 Utility plant in service                           $447,321,156   $438,178,824
 Construction work in progress                        42,123,676     17,242,088

                                                    ____________   ____________
       Total utility plant                           489,444,832    455,420,912
 Less accumulated depreciation and amortization       87,716,720     82,128,023

                                                    ____________   ____________
       Utility plant-net                             401,728,112    373,292,889

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                           13,556,017     13,545,589

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                331        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             4,639,662      7,376,472
 Short-term investments                                   30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1994, $412,988; 1993, $434,000)      13,099,272     12,031,414
 Unbilled revenues                                     8,015,435      7,248,322
 Materials and supplies-at average cost                1,686,829      1,623,702
 Prepaid insurance, taxes, other                       1,664,404      1,603,955

                                                    ____________   ____________
       Total current assets                           29,136,224     29,914,487

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 894,035        962,595
 Abandonments                                             95,061        152,097
 Waste residual management                               391,236        587,589
 Unamortized debt expenses                             8,424,463      8,648,030
 Other unamortized expenses                            3,048,587        598,179
 Postretirement benefit expense                        1,804,930      1,004,556
 Taxes recoverable through future rates               26,643,663     26,643,663

                                                    ____________   ____________
       Total deferred charges                         41,301,975     38,596,709

                                                    ____________   ____________

           Total                                    $485,722,659   $455,731,980

                                                    ____________   ____________

                                                    ____________   ____________










See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                     September 30,  December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $152,240,036   $128,374,207
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                154,207,706    154,406,533

                                                    ____________   ____________
       Total capitalization                          318,447,742    294,780,740

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                 4,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities               10,003,969      9,645,055
 Customers' deposits                                     280,629        276,497
 Municipal and state taxes accrued                     9,921,628     12,569,445
 Federal income taxes accrued                          1,049,634        947,274
 Interest accrued                                      2,311,027      3,052,160
 Preferred stock dividends accrued                        63,970         89,178

                                                    ____________   ____________
       Total current liabilities                      27,672,857     26,621,609

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,775,941     45,149,522
 Federal income taxes                                 60,400,956     58,363,510
 State income taxes                                                     151,538
 Unamortized investment tax credits                    8,719,151      8,852,487
 Emergency water projects                                 33,023        127,704
 Accumulated postretirement benefits                   1,817,389      1,015,004

                                                    ____________   ____________
       Total deferred credits                        116,746,460    113,659,765

                                                    ____________   ____________



Contributions in Aid of Construction                  22,855,600     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Notes 8 and 10)
                                                    ____________   ____________
           Total                                    $485,722,659   $455,731,980

                                                    ____________   ____________









                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                    September 30,   December 31,
                                                        1994            1993

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity (Note 3):
   Common stock without par value, authorized,
   15,000,000 shares; issued 1994, 6,574,959
   shares; 1993, 5,661,504 shares                  $112,963,254    $ 87,842,657
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (4,286,194)     (3,357,165)
   Retained earnings                                 42,881,927      43,207,666
   Less cost of treasury stock; 1994 and
    1993, 22,032 shares                                (633,976)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              152,240,036     128,374,207

                                                   ____________    ____________

 Elizabethtown Water Company:
  Cumulative Preferred Stock-Redeemable:
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued  and
    outstanding, 120,000 shares (Note 3)             12,000,000

                                                   ____________

  Cumulative Preferred Stock-Redeemable:
   $100 par value, authorized, 200,000
    shares; $8.75 series, issued  and
    outstanding, 120,000 shares (Note 3)                             12,000,000

                                                                   ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          12,299,000      12,497,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            154,800         186,300

                                                   ____________    ____________
    Total long-term debt                            155,453,800     155,683,300
    Unamortized discount-net                         (1,246,094)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt-net                        154,207,706     154,406,533

                                                   ____________    ____________

          Total capitalization                     $318,447,742    $294,780,740









                                                   ____________    ____________

                                                   ____________    ____________

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  3,672,857  $  6,054,489
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,975,572     1,828,124
   Write-down of non-utility property and other
    investments                                            94,407
   Increase in deferred charges                          (480,686)     (331,325)
   Deferred income taxes and investment tax
    credits - net                                         594,009       609,927
   Capitalized interest and AFUDC                        (633,457)     (367,720)
   Other operating activities-net                         (25,816)       72,352
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (540,632)   (2,509,280)
     Unbilled revenues                                    101,240      (236,948)
     Accounts payable and other liabilities             2,506,837     1,473,335
     Accrued/prepaid interest and taxes                (4,374,125)   (2,160,301)
     Other                                                 50,735       (88,505)

                                                     ____________  ____________
      Net cash provided by operating activities         2,940,941     4,344,148

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 (Increase) Decrease in funds held by Trustee
  for construction expenditures                                (3)    4,413,829
 Proceeds from issuance of common stock                 2,186,421     1,493,173
 Repayment of long-term debt                             (114,500)      (45,500)
 Contributions and advances for construction-net        1,367,089       278,797
 Net increase in notes payable - banks                  4,000,000
 Dividends paid on common stock                        (3,327,962)   (2,783,315)

                                                     ____________  ____________
       Net cash provided by financing activities        4,111,045     3,356,984

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (20,129,242)   (8,256,463)
 Development costs of land                                (34,624)      (99,864)
 Net decrease in short-term investments                17,012,000
 Sale of land                                                         1,760,718

                                                     ____________  ____________
       Cash used for investing activities              (3,151,866)   (6,595,609)

                                                     ____________  ____________

Net Increase in Cash and Cash Equivalents               3,900,120     1,105,523
Cash and Cash Equivalents at Beginning of Period          739,542     8,130,607

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  4,639,662  $  9,236,130

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,328,399  $  3,321,688
  Income taxes                                       $  1,941,254  $  2,386,449
  Preferred stock dividends                          $    177,000  $    262,500

See Notes to Consolidated Financial Statements.
                                    -7-










                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Nine Months Ended
                                                             September 30,
                                                          1994          1993







                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  9,174,268  $ 11,570,994
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         5,849,438     5,447,114
   Write-down of non-utility property and other
    investments                                           383,154
   Increase in deferred charges                        (1,904,892)   (1,053,062)
   Deferred income taxes and investment tax
    credits - net                                       1,752,572     1,913,429
   Capitalized interest and AFUDC                      (1,414,913)     (956,381)
   Other operating activities-net                         (55,698)      154,035
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (1,067,858)   (3,104,251)
     Unbilled revenues                                   (767,113)   (1,824,843)
     Accounts payable and other liabilities               337,838      (632,030)
     Accrued/prepaid interest and taxes                (3,347,039)      364,861
     Other                                                (63,127)      (34,892)

                                                     ____________  ____________
      Net cash provided by operating activities         8,876,630    11,844,974

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               381,975     6,872,564
 Proceeds from issuance of common stock                24,191,568    21,084,316
 Repayment of long-term debt                             (229,500)     (209,500)
 Contributions and advances for construction-net        2,812,153     1,568,196
 Net increase (decrease) in notes payable - banks       4,000,000    (6,500,000)
 Dividends paid on common stock                        (9,500,007)   (7,985,249)

                                                     ____________  ____________
       Net cash provided by financing activities       21,656,189    14,830,327

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (33,155,907)  (21,437,261)
 Development costs of land                               (113,722)     (171,057)
 Sale of land                                                         1,760,718

                                                     ____________  ____________
       Cash used for investing activities             (33,269,629)  (19,847,600)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (2,736,810)    6,827,701
Cash and Cash Equivalents at Beginning of Period        7,376,472     2,408,429

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  4,639,662  $  9,236,130

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  8,223,509  $  8,655,132
  Income taxes                                       $  4,596,254  $  3,486,449
  Preferred stock dividends                          $    628,475  $    787,500

See Notes to Consolidated Financial Statements.
                                    -8-













                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 11,433,102  $ 14,028,867
 Adjustments to reconcile net income to net cash






  provided by operating activities:
   Depreciation                                         7,687,633     7,173,031
   Write-down of non-utility property and other
    investments                                           476,378
   Gain on sale of land                                (1,685,521)
   Increase in deferred charges                        (3,685,795)      (16,186)
   Deferred income taxes and investment tax
    credits - net                                       3,113,197     3,589,008
   Capitalized interest and AFUDC                      (1,709,753)   (1,460,254)
   Other operating activities-net                        (423,873)      322,135
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable             1,037,876    (3,070,127)
     Unbilled revenues                                    369,129    (1,339,972)
     Accounts payable and other liabilities             1,632,705        84,156
     Accrued/prepaid interest and taxes                (2,427,945)    1,045,717
     Other                                                (35,105)       17,043

                                                     ____________  ____________
      Net cash provided by operating activities        15,782,028    20,373,418

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             2,029,288     9,218,329
 Proceeds from issuance of debentures                  50,000,000
 Proceeds from issuance of common stock                25,752,099    22,205,451
 Repayment of long-term debt                          (50,265,000)     (305,000)
 Contributions and advances for construction-net        3,153,862     2,763,155
 Net increase (decrease) in notes payable - banks       4,000,000    (5,500,000)
 Dividends paid on common stock                       (12,365,119)  (10,405,012)

                                                     ____________  ____________
       Net cash provided by financing activities       22,305,130    17,976,923

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (44,235,401)  (31,967,928)
 Development costs of land                               (137,507)     (178,780)
 Proceeds from sale of land                             1,689,282     1,760,718

                                                     ____________  ____________
       Cash used for investing activities             (42,683,626)  (30,385,990)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (4,596,468)    7,964,351
Cash and Cash Equivalents at Beginning of Period        9,236,130     1,271,779

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  4,639,662  $  9,236,130

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,864,885  $ 11,011,002
  Income taxes                                       $  6,990,813  $  5,062,223
  Preferred stock dividends                          $    890,975  $  1,050,000
See Notes to Consolidated Financial Statements.
                                    -9-



                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                     Nine Months       Year
                                                        Ended         Ended
                                                     September 30, December 31,
                                                         1994         1993

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $ 87,842,657  $ 64,261,763
   Public sale of common stock (1994,
    690,000 shares; 1993, 575,000 shares)             19,147,500    17,465,625
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1994, 223,455 shares; 1993, 200,878 shares)       5,973,097     6,009,298
   Exercise of stock options (1993, 4,050 shares)                      105,971

                                                    ____________  ____________
  Balance at End of Period                           112,963,254    87,842,657

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (3,357,165)   (2,479,987)
   Expenses incurred for the issuance and
    sale of common stock                                (929,029)     (877,178)

                                                    ____________  ____________
  Balance at End of Period                            (4,286,194)   (3,357,165)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      43,207,666    40,228,199
   Net Income                                          9,174,268    13,829,828
   Dividends on common stock (1994,
    $1.53; 1993 $2.01)                                (9,500,007)  (10,850,361)

                                                    ____________  ____________
  Balance at End of Period                            42,881,927    43,207,666

                                                    ____________  ____________

Treasury Stock:
  Balance at Beginning of Period                        (633,976)     (575,107)
   Cost of shares redeemed to exercise stock
    options (1993, 1,676 shares)                                       (58,869)

                                                    ____________  ____________
  Balance at End of Period                              (633,976)     (633,976)

                                                    ____________  ____________

                                                    ____________  ____________
Total Common Shareholders' Equity                   $152,240,036  $128,374,207

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.






                                     -10-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                          Three Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ____________   ___________

Operating Revenues                                  $ 27,369,703  $ 28,946,588

                                                     ____________  ____________

Operating Expenses:
  Operation                                           10,351,504    10,220,058
  Maintenance                                          1,635,510     1,508,264
  Depreciation                                         1,975,572     1,828,124
  Revenue taxes                                        3,479,035     3,664,692
  Real estate, payroll and other taxes                   631,515       601,832
  Federal income taxes                                 2,320,716     2,954,612

                                                      ____________  ____________
        Total operating expenses                      20,393,852    20,777,582

                                                      ____________  ____________

Operating Income                                       6,975,851     8,169,006

                                                      ____________  ____________

Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                                 122,400
  Allowance for equity funds used
   during construction                                   316,282       145,262
  Federal income taxes                                   164,000      (115,071)
  Other - net                                            133,568        60,672

                                                      ____________  ____________
        Total other income (expense)                    (318,353)      213,263

                                                      ____________  ____________

Total Operating and Other Income (Expense)             6,657,498     8,382,269

                                                      ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,693,560     2,917,022
  Other interest expense - net                            10,987         5,640
  Allowance for debt funds used
   during construction                                  (220,867)     (121,486)
  Amortization of debt discount - net                     80,889        54,197

                                                      ____________  ____________
        Total interest charges                         2,564,569     2,855,373

                                                      ____________  ____________

Income Before Preferred Stock Dividends                4,092,929     5,526,896
Preferred Stock Dividends                                203,250       262,500

                                                      ____________  ____________
Earnings Applicable to Common Stock                 $  3,889,679  $  5,264,396

                                                      ____________  ____________









                                                      ____________  ____________



See Notes to Consolidated Financial Statements.





                                      -11-
                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                          Nine Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ____________   ___________

Operating Revenues                                  $ 77,235,460  $ 75,946,996

                                                      ____________  ____________

Operating Expenses:
  Operation                                           30,685,863    28,187,179
  Maintenance                                          4,834,087     4,345,320
  Depreciation                                         5,849,438     5,447,114
  Revenue taxes                                        9,718,032     9,555,728
  Real estate, payroll and other taxes                 2,055,117     1,926,642
  Federal income taxes                                 5,593,010     6,136,075

                                                      ____________  ____________
        Total operating expenses                      58,735,547    55,598,058

                                                      ____________  ____________

Operating Income                                      18,499,913    20,348,938

                                                      ____________  ____________

Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                                 122,400
  Allowance for equity funds used
   during construction                                   650,563       336,539
  Federal income taxes                                    (6,214)     (205,148)
  Other - net                                            299,916       134,326

                                                      ____________  ____________
        Total other income (expense)                      12,062       388,117

                                                      ____________  ____________

Total Operating and Other Income (Expense)            18,511,975    20,737,055

                                                      ____________  ____________

Interest Charges:
  Interest on long-term debt                           8,080,451     8,725,434
  Other interest expense - net                            15,061        69,233
  Allowance for debt funds used








   during construction                                  (480,778)     (300,259)
  Amortization of debt discount - net                    238,756       162,591

                                                      ____________  ____________
        Total interest charges                         7,853,490     8,656,999

                                                      ____________  ____________

Income Before Preferred Stock Dividends               10,658,485    12,080,056
Preferred Stock Dividends                                655,767       787,500

                                                      ____________  ____________
Earnings Applicable to Common Stock                 $ 10,002,718  $ 11,292,556

                                                      ____________  ____________

                                                      ____________  ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                          Twelve Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ____________   ___________

Operating Revenues                                  $101,284,584  $ 98,077,104

                                                      ____________  ____________

Operating Expenses:
  Operation                                           41,027,833    36,813,939
  Maintenance                                          6,204,924     5,913,481
  Depreciation                                         7,687,633     7,173,031
  Revenue taxes                                       12,664,108    12,254,101
  Real estate, payroll and other taxes                 2,642,366     2,484,470
  Federal income taxes                                 7,115,705     7,433,591

                                                      ____________  ____________
        Total operating expenses                      77,342,569    72,072,613

                                                      ____________  ____________

Operating Income                                      23,942,015    26,004,491

                                                      ____________  ____________

Other Income (Expense):
  Litigation settlement (Note 9)                        (932,203)
  Gain on sale of land                                                 122,400
  Allowance for equity funds used
   during construction                                   759,363       509,496








  Federal income taxes                                   (59,090)     (301,562)
  Other - net                                            335,064       244,939

                                                      ____________  ____________
        Total other income (expense)                     103,134       575,273

                                                      ____________  ____________

Total Operating and Other Income (Expense)            24,045,149    26,579,764

                                                      ____________  ____________

Interest Charges:
  Interest on long-term debt                          10,882,318    11,617,538
  Other interest expense - net                            23,749       107,239
  Allowance for debt funds used
   during construction                                  (572,414)     (484,121)
  Amortization of debt discount - net                    300,548       216,561

                                                      ____________  ____________
        Total interest charges                        10,634,201    11,457,217

                                                      ____________  ____________

Income Before Preferred Stock Dividends               13,410,948    15,122,547
Preferred Stock Dividends                                918,267     1,050,000

                                                      ____________  ____________
Earnings Applicable to Common Stock                 $ 12,492,681  $ 14,072,547

                                                      ____________  ____________

                                                      ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                     September 30,  December 31,
Assets                                                   1994           1993

                                                    ____________   ____________

Utility Plant - At original cost:
 Utility plant in service                           $447,321,156   $438,178,824
 Construction work in progress                        42,123,676     17,242,088

                                                    ____________   ____________
       Total utility plant                           489,444,832    455,420,912
 Less accumulated depreciation and amortization       87,716,720     82,128,023

                                                    ____________   ____________
       Utility plant - net                           401,728,112    373,292,889

                                                    ____________   ____________



Non-utility Property                                      85,931         87,582

                                                    ____________   ____________



Funds Held by Trustee for Construction
 Expenditures                                                331        382,306

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             2,373,514      3,263,456
 Customer and other accounts receivable
  (less reserve: 1994, $412,988; 1993, $434,000)      12,420,014     11,887,985
 Unbilled revenues                                     8,015,435      7,248,322
 Materials and supplies-at average cost                1,686,829      1,623,702
 Prepaid insurance, taxes, other                       1,664,404      1,603,955

                                                    ____________   ____________
       Total current assets                           26,160,196     25,627,420

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 945,393      1,003,145
 Abandonments                                             95,061        152,097
 Waste residual management                               391,236        587,589
 Unamortized debt expenses                             7,827,922      8,025,677
 Other unamortized expenses                            3,048,398        598,179
 Postretirement benefit expense                        1,804,930      1,004,556
 Taxes recoverable through future rates               26,643,663     26,643,663

                                                    ____________   ____________
       Total deferred charges                         40,756,603     38,014,906

                                                    ____________   ____________

           Total                                    $468,731,173   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                     September 30,  December 31,
Capitalization and Liabilities                           1994           1993

                                                    ____________   ____________

Capitalization:
 Common shareholder's equity                        $150,252,266   $125,764,979
 Cumulative preferred stock - redeemable              12,000,000     12,000,000
 Long-term debt - net                                141,908,706    141,909,533

                                                    ____________   ____________
       Total capitalization                          304,160,972    279,674,512

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                 4,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities                9,958,400      9,589,716
 Customers' deposits                                     280,629        276,497
 Municipal and state taxes accrued                     9,925,489     12,569,445
 Federal income taxes accrued                          1,063,553        704,771
 Interest accrued                                      2,172,241      2,699,483
 Preferred stock dividends accrued                        63,970         89,178

                                                    ____________   ____________
       Total current liabilities                      27,506,282     25,971,090

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,775,941     45,149,522
 Federal income taxes                                 57,875,274     55,955,366
 Unamortized investment tax credits                    8,719,151      8,852,487
 Emergency water projects                                 33,023        127,704
 Accumulated postretirement benefits                   1,804,930      1,004,556

                                                    ____________   ____________
       Total deferred credits                        114,208,319    111,089,635

                                                    ____________   ____________



Contributions in Aid of Construction                  22,855,600     20,669,866

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Notes 8 and 10)
                                                    ____________   ____________
           Total                                    $468,731,173   $437,405,103

                                                    ____________   ____________

                                                    ____________   ____________









See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                    September 30,   December 31,
                                                        1994            1993

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1993 and 1992,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                    87,507,170      63,522,594
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  47,489,196      46,986,485

                                                   ____________    ____________
    Total common shareholder's equity               150,252,266     125,764,979

                                                   ____________    ____________

 Cumulative Preferred Stock - Redeemable:
  $100 par value, authorized, 200,000
  shares; $5.90 series, issued and
  outstanding, 120,000 shares (Note 3)               12,000,000

                                                   ____________

 Cumulative Preferred Stock - Redeemable:
  $100 par value, authorized, 200,000
  shares; $8.75 series, issued and
  outstanding, 120,000 shares (Note 3)                               12,000,000

                                                                   ____________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            154,800         186,300

                                                   ____________    ____________
    Total long-term debt                            143,154,800     143,186,300
    Unamortized discount - net                       (1,246,094)     (1,276,767)

                                                   ____________    ____________
    Total long-term debt - net                      141,908,706     141,909,533

                                                   ____________    ____________

          Total capitalization                     $304,160,972    $279,674,512

                                                   ____________    ____________

                                                   ____________    ____________









See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  4,092,929  $  5,526,896
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         1,975,572     1,828,124
   Increase in deferred charges                          (492,196)     (347,882)
   Deferred income taxes and investment tax
    credits - net                                         594,011       609,928
   Allowance for debt and equity funds used
    during construction (AFUDC)                          (537,149)     (266,748)
   Other operating activities-net                         (21,489)      (13,597)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (783,967)   (2,444,312)
     Unbilled revenues                                    101,240      (236,948)
     Accounts payable and other liabilities             2,632,000     1,486,575
     Accrued/prepaid interest and taxes                (4,127,364)   (2,486,762)
     Other                                                 50,735       (88,505)

                                                     ____________  ____________
      Net cash provided by operating activities         3,484,322     3,566,769

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 (Increase) Decrease in funds held by Trustee for
  construction expenditures                                    (3)    4,413,829
 Capital contributed by parent company                  2,507,257     4,188,899
 Repayment of long-term debt                              (10,500)      (10,500)
 Contributions and advances for construction-net        1,367,089       278,797
 Net increase in notes payable - banks                  4,000,000
 Dividends paid on common and preferred stock          (3,531,212)   (3,045,815)

                                                     ____________  ____________
       Net cash provided by financing activities        4,332,631     5,825,210

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (20,129,242)   (8,256,463)
 Decrease in short-term investments                    14,012,000
 Sale of land                                                             7,000

                                                     ____________  ____________
       Cash used for investing activities              (6,117,242)   (8,249,463)

                                                     ____________  ____________

Net Increase in Cash and Cash Equivalents               1,699,711     1,142,516
Cash and Cash Equivalents at Beginning of Period          673,803     2,573,483

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,373,514  $  3,715,999

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  3,005,482  $  2,951,354
  Income taxes                                       $  1,941,254  $  2,386,449
  Preferred stock dividends                          $    177,000  $    262,500







See Notes to Consolidated Financial Statements.
                                    -17-









                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Nine Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 10,658,485  $ 12,080,056
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         5,849,438     5,447,114
   Gain on sale of land
   Increase in deferred charges                        (1,941,323)   (1,086,646)
   Deferred income taxes and investment tax
    credits - net                                       1,786,572     1,835,632
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,131,341)     (636,798)
   Other operating activities-net                         (59,770)      (38,817)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (532,029)   (2,404,880)
     Unbilled revenues                                   (767,113)   (1,824,843)
     Accounts payable and other liabilities               347,608      (622,204)
     Accrued/prepaid interest and taxes                (2,872,865)     (665,453)
     Other                                                (63,127)      (34,892)

                                                     ____________  ____________
      Net cash provided by operating activities        11,274,535    12,048,269

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                               381,975     6,872,564
 Capital contributed by parent company                 23,984,576    16,651,729
 Repayment of long-term debt                              (31,500)      (31,500)
 Contributions and advances for construction-net        2,812,153     1,568,196
 Net increase (decrease) in notes payable - banks       4,000,000    (5,500,000)
 Dividends paid on common and preferred stock         (10,155,774)   (8,772,749)

                                                     ____________  ____________
       Net cash provided by financing activities       20,991,430    10,788,240

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (33,155,907)  (21,437,261)
 Sale of land                                                             7,000

                                                     ____________  ____________
       Cash used for investing activities             (33,155,907)  (21,430,261)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents     (889,942)    1,406,248
Cash and Cash Equivalents at Beginning of Period        3,263,456     2,309,751

                                                     ____________  ____________






Cash and Cash Equivalents at End of Period           $  2,373,514  $  3,715,999

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  7,807,654  $  8,101,848
  Income taxes                                       $  4,596,254  $  3,600,000
  Preferred stock dividends                          $    628,475  $    787,500

See Notes to Consolidated Financial Statements.

                                    -18-













                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                             September 30,
                                                          1994          1993

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 13,410,948  $ 15,122,547
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         7,687,633     7,173,031
   Gain on sale of land                                  (122,400)
   Increase in deferred charges                        (3,733,648)      (59,763)
   Deferred income taxes and investment tax
    credits - net                                       3,283,498     2,811,154
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,331,777)     (993,617)
   Other operating activities-net                        (470,745)      (50,717)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable             1,032,366    (2,885,022)
     Unbilled revenues                                    369,129    (1,339,972)
     Accounts payable and other liabilities             1,638,890        83,026
     Accrued/prepaid interest and taxes                (1,974,671)      407,235
     Other                                                (35,105)       17,043

                                                     ____________  ____________
      Net cash provided by operating activities        19,754,118    20,284,945

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                             2,029,288     9,218,329
 Capital contributed by parent company                 27,142,144    19,079,449
 Proceeds from issuance of debentures                  50,000,000
 Repayment of long-term debt                          (50,042,000)      (42,000)
 Contributions and advances for construction-net        3,153,862     2,763,155
 Net decrease in notes payable - banks                  4,000,000    (5,000,000)
 Dividends paid on common and preferred stock         (13,283,386)  (11,455,012)

                                                     ____________  ____________
       Net cash provided by financing activities       22,999,908    14,563,921

                                                     ____________  ____________







Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (44,218,911)  (31,967,928)
 Selling costs of land                                     (1,600)
 Sale of land                                             124,000         7,000

                                                     ____________  ____________
       Cash used for investing activities             (44,096,511)  (31,960,928)

                                                     ____________  ____________

Net (Decrease) Increase in Cash and Cash Equivalents   (1,342,485)    2,887,938
Cash and Cash Equivalents at Beginning of Period        3,715,999       828,061

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,373,514  $  3,715,999

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 11,543,153  $ 10,592,987
  Income taxes                                       $  6,990,813  $  4,661,449
  Preferred stock dividends                          $    890,975  $  1,050,000

See Notes to Consolidated Financial Statements.
                                    -19-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                   Nine Months       Year
                                                      Ended         Ended
                                                   September 30, December 31,
                                                       1994         1993

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    63,522,594    43,713,297
   Capital contributed by parent company            23,984,576    19,809,297

                                                  ____________  ____________
  Balance at End of Period                          87,507,170    63,522,594

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    46,986,485    44,054,327
   Income Before Preferred Stock
    Dividends                                       10,658,485    14,832,519
   Dividends on Common Stock                        (9,500,007)  (10,850,361)
   Preferred Stock Dividends                          (655,767)   (1,050,000)

                                                  ____________  ____________
  Balance at End of Period                          47,489,196    46,986,485

                                                  ____________  ____________

Total Common Shareholder's Equity                 $150,252,266  $125,764,979

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.















                                     -20-
                  E'TOWN CORPORATION AND SUBSIDIARIES
              ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc.,
     (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

2.   INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The notes accompanying the 1993 Annual Report to Shareholders and the 1993 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   CAPITALIZATION
     Common Stock
     On May 24, 1994, E'town issued 690,000 shares of common stock for net proceeds of $18,218,471. The net proceeds were used to fund an equity contribution to Elizabethtown of $16,000,000. This contribution has been used to partially fund Elizabethtown's construction program, the predominant portion of which relates to the Canal Road Water Treatment Plant (See Note 8). The balance of the net proceeds is being used to fund working capital requirements of the Corporation.

     Cumulative Preferred Stock-Redeemable
     On March 16, 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.37%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds.

4.   LINES OF CREDIT
     Elizabethtown has executed a committed revolving credit agreement with an agent bank and five additional banks to replace its uncommitted lines of credit. The agreement provides up to $60,000,000 in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs, which are estimated to be $196,500,000 through 1996.



                                 -21-
     The agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 for the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

5.   EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents assuming all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and the common stock equivalents referred to above. Reference is made to Exhibit 11 for the computations of earnings per share.

6.   NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in non-utility property and other investments at September 30, 1994 is an investment of $1,456,473 or $444,271 net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions provided by SEGS management, E'town reduced the carrying value of the investment by $100,000 in order to present the investment at management's estimate of its approximate net realizable value.

     Carrying charges on the Mansfield property held by Properties continue to be capitalized as the property is not yet ready for its intended use. However, the estimated net realizable value of the property remains unchanged. Consequently, adjustments of $94,407, $283,154 and $376,378 to reduce the carrying value of the Mansfield property to its estimated net realizable value have been reflected in the Statements of Consolidated Income for the three, nine and twelve months ended September 30, 1994, respectively, and the Consolidated Balance Sheets of E'town as of September 30, 1994.

7.   REGULATORY MATTERS
     On August 5, 1994, Elizabethtown filed with the New Jersey Board of Public Utilities (BPU) for an $11,783,690 or 11.9% rate increase to recover financing costs associated with additional investments in utility plant and increased costs of power, labor and employee benefits. A decision is expected by the BPU in early 1995.

     On June 23, 1994, the BPU approved a Stipulation for a Purchased Water Adjustment Clause, a procedure established by BPU Rules, which allows Elizabethtown to recover in rates the increase in the cost of water purchased from the New Jersey Water Supply Authority


                                 -22-
     (NJWSA) without a complete rate case. The Stipulation resulted in an increase in rates, effective July 1, 1994, of $334,611. The NJWSA, effective July 1, 1994, increased charges for water from $220.47 to $229.50 per million gallons.

8.   COMMITMENTS AND CONTINGENT LIABILITIES
     Canal Road Water Treatment Plant
     On April 28, 1994, Elizabethtown executed a lump-sum contract for the construction of the Canal Road Water Treatment Plant. The project is currently estimated to cost $100,000,000, excluding an Allowance for Funds Used During Construction. The Company has expended $18,615,472 as of September 30, 1994. Construction of the project is proceeding on schedule and is expected to be completed in 1996.

9.   LEGAL MATTERS
     As previously reported, a developer asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install facilities necessary to provide water service to a new development in a timely manner. The developer further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly preventing the developer from selling his lots at more favorable prices. The developer recently alleged that his economic losses from the decline in real estate values were $4,000,000.

     In November 1994 the Company settled this matter by paying the developer $1,750,000. As part of the settlement, the Company agreed to reimburse the developer all funds deposited under a main extension loan agreement for the construction of the facilities. In addition, the Company has applied a portion of the settlement against an insurance reserve. The effect on earnings is $932,203 or $615,254 net of federal income taxes. The Company is seeking recovery from its insurance carriers.

10.  TAX MATTERS
     The Internal Revenue Service (Service) is currently auditing the Corporation's federal income tax returns for the tax years 1987 through 1992. The Service has raised issues related to tax deductions taken initially in 1988 for certain land transactions. While the Service has not issued a Revenue Agent Report at this juncture, they have indicated they are seeking to reduce a portion of the tax deduction taken by E'town for these items and assess taxes on whatever amount is disallowed plus related interest since 1988. The Corporation continues to hold discussions with the Service in efforts to resolve this matter favorably. Although the Corporation does not believe the Service will be successful in disallowing these deductions in their entirety, the ultimate outcome of this matter is uncertain at this time.

                                 -23-
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company) and E'town Properties, Inc. (Properties). The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at September 30, 1994, and the results of operations for the three, nine and twelve months ended September 30, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures Program

    Consolidated capital expenditures, primarily for water utility plant, were $33.3 million for the first nine months of 1994. Capital expenditures for the three-year period ending December 31, 1996, are estimated to be $196.9 million, of which $196.5 million is for utility plant ($182.4 million for Elizabethtown and $14.1 million for Mount Holly) and $.4 million is for real estate-related expenditures.

    Elizabethtown's construction program includes additional mains and storage facilities necessary to serve existing and future customers. In addition, Elizabethtown anticipates upgrading its existing surface water treatment plant by rehabilitating certain components and adding facilities designed to maximize its capacity. These projects are designed to ensure the plant's compliance with proposed water quality and other environmental regulations.

     Elizabethtown's estimated capital expenditures through 1996 include $100.0 million, excluding an Allowance for Funds Used During Construction (AFUDC), for construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant is scheduled to be completed in 1996. The Plant, which will have an initial rated production capacity of 40 million gallons per day and can be expanded to 200 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination.

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by the principal participants in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. The 1993 Plant Stipulation

                                 -24-
authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12 month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times, but in no event prior to January 1, 1995. Also, the surcharge would remain in effect for 12 months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on Elizabethtown's common stockholder's equity is currently 11.5%.

On April 28, 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The current estimated cost of the plant is approximately $100 million, excluding AFUDC. Elizabethtown has notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant has increased. Construction of the project is proceeding on schedule and is expected to be completed in 1996.

To assure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, recent state legislation will require Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received preliminary approval from the New Jersey Department of Environmental Protection (NJDEP) for its conceptual plan to develop a new water supply and treatment and transmission system necessary to obtain water outside the designated portion of the aquifer. The preliminary current estimate of the cost of this project is $15.0 million.

CAPITAL RESOURCES

    For the three-year period ending December 31, 1996, Elizabethtown, including Mount Holly, estimates that 15% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). The balance is expected to be financed with a combination of proceeds from capital contributions from E'town (funded by the sale of its Common Stock), future issuances of long-term debentures, tax-exempt New Jersey Economic Development Authority (NJEDA) bonds, preferred stock and, on a interim basis, short-term borrowings under the revolving credit agreement discussed below. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA.



                                   -25-

    On May 24, 1994, E'town issued 690,000 shares of common stock for net proceeds of $18.2 million. The net proceeds were used to fund an equity contribution to Elizabethtown of $16.0 million. This contribution has been used to partially fund Elizabethtown's construction program, the predominant portion of which relates to the Plant. The balance of the proceeds is being used to fund working capital requirements of the Corporation.

    On March 16, 1994 Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12.0 million at an effective rate of 7.37%. The proceeds were used to redeem $12.0 million of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1.0 million was paid from general Company funds.

    Elizabethtown has executed a committed revolving credit agreement with an agent bank and five additional banks to replace its uncommitted lines of credit. The agreement provides up to $60 million in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs, which are estimated to be $196.5 million through 1996. The agreement allows Elizabethtown to borrow, repay and reborrow up to $60 million for the first three years, after which time
Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

    During the nine months ended September 30, 1994, 223,455 shares of common stock were issued for proceeds of $5,973,097 under E'town's Dividend Reinvestment and Stock Purchase Plan. The proceeds are used on an ongoing basis to make capital contributions to Elizabethtown to partially fund its capital program.

RESULTS OF OPERATIONS

Net Income for the three months ended September 30, 1994 decreased $2.4 million from the comparable 1993 amount due primarily to a decrease in revenues of $1.6 million, resulting from more normal weather conditions in 1994, a litigation settlement in 1994 (see
Note 9 to the Notes to Consolidated Financial Statements) of
$.9 million and a gain on the sale of land in August 1993 of $1.7 million.

Net income for the nine and twelve months ended September 30, 1994 decreased $2.4 million and $2.6 million, respectively, from the comparable 1993 amounts due primarily to higher operating expenses which were partially offset by increased revenues combined with the litigation settlement in 1994 and the gain from the land sale in 1993 referred to above.



                                 -26-
Earnings per share for the three, nine and twelve months ended
September 30, 1994 decreased from the comparable 1993 periods due to the effects on net income discussed above coupled with an increased number of common shares outstanding.

Operating revenues decreased $1.6 million or 5.4% for the three months ended September 30, 1994 from the comparable period in 1993. This was primarily the result of decreased sales of $1.7 million to residential customers due to the return to more normal weather conditions partially offset by the effect of the rate increase effective July 1, 1994 for the Purchased Water Adjustment Clause
(PWAC) of $.1 million (see Economic Outlook).

Operating revenues increased $1.3 million or 1.7% for the nine months ended September 30, 1994 over the comparable period in 1993. Sales to residential customers, due to the return to more normal weather conditions in 1994, decreased by $1.3 million, and were offset by customer growth in 1994, in addition to increases in sales to wholesale, large industrial and fire service customers of $.5 million, $.5 million and $.4 million, respectively. Also, revenues increased by $1.1 million for the effect of the rate increase effective March 1993 and the PWAC.

Operating revenues increased $3.2 million or 3.3% for the twelve months ended September 30, 1994 over the comparable period in 1993. Sales to residential customers, due to the return to more normal weather conditions in 1994, decreased by $.9 million, and were offset by customer growth in 1994, in addition to increases in sales to wholesale, large industrial and fire service customers of $.6 million, $.6 million and $.4 million, respectively. Also, revenues increased by $2.4 million for the effect of the rate increases referred to above.

Operation expenses increased by $.1 million or .7%, $2.5 million or 8.7% and $4.2 million or 11.2% for the three, nine and twelve month periods ended September 30, 1994, respectively, over the comparable amounts in 1993. These increases in operating expenses for the nine and twelve month periods are due to higher quantities of power and raw water purchased to meet the higher customer demand and the unit cost of such raw water. Additionally, the cost of labor, benefits and various other miscellaneous items increased.

Maintenance Expenses increased $.1 million or 8.4%, $.5 million or 11.2% and $.3 million or 5.1% for the three, nine and twelve month periods ended September 30, 1994, respectively, over the comparable amounts in 1993. These increased expenses are due to increased maintenance at various operating facilities. In addition, higher than normal expenses were incurred due to adverse winter weather conditions during the first quarter of 1994.



                                 -27-
Depreciation Expense increased $.1 million or 8.1%, $.4 million or 7.4% and $.5 million or 7.2% for the three, nine and twelve month periods ended September 30, 1994, respectively, over the comparable 1993 amounts. This was the result of additional depreciable plant placed in service during these periods.

Revenue Taxes decreased $.2 million or 5.1%, increased $.2 million or 1.7% and increased $.4 million or 3.3% for the three, nine and twelve month periods ended September 30, 1994, respectively, relative to the comparable periods in 1993, based upon the changes in revenues explained above.

Real Estate, Payroll and Other Taxes changed by less than $.1 million for the three, nine and twelve month periods ended
September 30, 1994 from the comparable amounts in 1993.

Federal Income Taxes decreased $1.4 million, $1.2 million and
$.9 million for the three, nine and twelve month periods ended
September 30, 1994, respectively, from the comparable 1993 amounts due to the changes in taxable income discussed herein.

Other Income decreased $1.6 million, $1.5 million and $1.4 million for the three, nine and twelve month periods ended September 30, 1994 from the comparable 1993 amounts. These net changes are comprised of several items. Included in these net decreases is a litigation settlement of $.9 million in 1994 (see Note 9 to the Notes to Consolidated Financial Statements). Also included in the net changes for the three, nine and twelve months ended
September 30, 1994 is a gain on the sale of real estate in August 1993 of $1.7 million or $1.1 million net of federal income taxes. Other income decreased by less than $.1 million, $.2 million and $.1 million for the three, nine and twelve month periods due to the effect of adjusting the carrying values of certain investments downward to their estimated net realizable values (see "Economic Outlook-Properties"). In addition, increases in the equity component of the Allowance for Funds Used During Construction resulted from increased construction expenditures, primarily related to the Plant. Other fluctuations resulted from various miscellaneous items and the federal income taxes associated with all of the above.

Total Interest Charges decreased $.3 million or 9.5%, $.8 million or 8.8% and $.8 million or 6.5% during the three, nine and twelve month periods ended September 30, 1994, respectively, relative to the comparable 1993 amounts. These changes were due primarily to savings from refinancing of long-term debt in 1993.

ECONOMIC OUTLOOK

    Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to generate adequate earnings and, to a lesser degree, the ability of Properties and E'town to generate adequate returns on their real estate investments.

                                 -28-
Elizabethtown and Subsidiary

    Currently, Elizabethtown and Mount Holly believe they are in compliance with all water quality standards. Looking forward, however, governmental water quality and service regulations will require Elizabethtown and Mount Holly to make significant investments in water supply, water treatment, transmission and storage facilities including, for Elizabethtown, the Plant, and for Mount Holly, a new water supply and treatment and transmission systems to augment existing facilities. This capital program will require regular external financing and rate relief for the next several years.

    Because Elizabethtown and Mount Holly expect their rate bases to grow more quickly than pumpage over the next several years, Elizabethtown and Mount Holly will file for rate increases regularly over the next several years so that the utilities may have the opportunity to realize satisfactory returns on equity.
Elizabethtown filed for a rate increase in 1994 and Mount Holly expects to file for a rate increase in early 1995. Adequate equity returns will be necessary for Elizabethtown to continue to attract external capital to finance improvements necessary to maintain safe and adequate service. Future earnings of Elizabethtown and Mount Holly will be primarily affected by weather and customer usage, the magnitude and timing of capital expenditures, the rate of growth of revenues and expenses and the adequacy and timeliness of regulatory relief.

    Rate increases of approximately 35% in excess of current rates will be required by Elizabethtown during the period 1995-1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993
Plant Stipulation, Elizabethtown expects the BPU to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

    Rate increases of more than 100% in excess of current rates will be required by Mount Holly during the period 1995-1996, the predominant portion of which will be required to recover the expected costs of the new supply, treatment and transmission facilities.

    On August 5, 1994, Elizabethtown filed with the BPU for an
$11.8 million or 11.9% rate increase to recover financing costs associated with additional investments in utility plant and increased costs of power, labor and employee benefits. A decision is expected by the BPU in early 1995.

     On June 23, 1994 the BPU approved a stipulation for a Purchased Water Adjustment Clause, a procedure established by BPU Rules, which allows Elizabethtown to recover in rates the increase in the cost of water purchased from the New Jersey Water Supply Authority (NJWSA)


                                 -29-
without a complete rate case. The Stipulation resulted in an increase in rates effective July 1, 1994, of $334,611. The NJWSA, effective July 1, 1994, increased charges for water from $220.47 to $229.50 per million gallons.

Properties

     Included in non-utility property and other investments at September 30, 1994 in the Consolidated Balance Sheets of E'town Corporation is $12.0 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1993, the estimated net realizable value of each property exceeds its respective carrying value as of September 30, 1994, after the adjustments to the Mansfield property discussed below.

    Properties continues to seek permits and more favorable zoning treatment for its Mansfield property and, therefore, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property held by Properties exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, the estimated net realizable value of the property remains unchanged. An allowance of $.1 million, $.3 million and $.4 million for the three, nine and twelve months ended September 30, 1994, to adjust the carrying value of the Mansfield property, has been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected.

    Also included in non-utility property and other investments at September 30, 1994 is an investment of $1.5 million or $.4 million net of related deferred taxes, in a limited partnership that owns Solar Electric Generating System V (SEGS), located in California. In March 1994, based upon revised projections of future cash distributions, provided by SEGS management, E'town reduced the carrying value of the investment by $.1 million in order to present the investment at management's estimate of its approximate net realizable value.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals and of its investment in SEGS based upon information provided by SEGS management through cash flow analysis.


                                 -30-
PART II - OTHER INFORMATION


     Reference is made to the Corporation's Annual report on Form 10-K for the year ended December 31, 1993 for a description of certain legal proceedings in which the Corporation is currently engaged.

  Item 1:

     Legal Proceedings
     As previously reported, a developer asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install facilities necessary to provide water service to a new development in a timely manner. The developer further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly preventing the developer from selling his lots at more favorable prices. The developer recently alleged that his economic losses from the decline in real estate values were $4,000,000.

     In November 1994 the Company settled this matter by paying the developer $1,750,000. As part of the settlement, the Company agreed to reimburse the developer all funds deposited under a main extension loan agreement for the construction of the facilities. In addition, the Company has applied a portion of the settlement against an insurance reserve. The effect on earnings is $932,203 or $615,254 net of federal income taxes. The Company is seeking recovery from its insurance carriers.

  Items 2 - 4:

          Nothing to report.

  Item 5: Other Information

     Tax Matters
     The Internal Revenue Service (Service) is currently auditing the Corporation's federal income tax returns for the tax years 1987 through 1992. The Service has raised issues related to tax deductions taken initially in 1988 for certain land transactions. While the Service has not issued a Revenue Agent Report at this juncture, they have indicated they are seeking to reduce a portion of the tax deduction taken by E'town for these items and assess taxes on whatever amount is disallowed plus related interest since 1988. The Corporation continues to hold discussions with the Service in efforts to resolve this matter favorably. Although the Corporation does not believe the Service will be successful in disallowing these deductions in their entirety, the ultimate outcome of this matter is uncertain at this time.

Item 6(a) - Exhibits

     Exhibits to Part I:

         Exhibit 11 - E'town Corporation and Subsidiaries - Statement
                      Regarding Computation of Per Share Earnings

         Exhibit 12 - Elizabethtown Water Company and Subsidiary -
                      Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

         Exhibit 27 - Financial Data Schedules
                      E'town Corporation
                      Elizabethtown Water Company and Subsidiary


Item 6(b) - Reports on Form 8-K

     Items Reported: None

                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES

                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    November 14, 1994             E'TOWN CORPORATION



                                         /s/ Andrew M. Chapman

                                         ______________________________________
                                         Andrew M. Chapman
                                         Chief Financial Officer


                                         /s/ Walter M. Braswell

                                         ______________________________________
                                         Walter M. Braswell
                                         Secretary



                                         ELIZABETHTOWN WATER COMPANY



                                         /s/ Gail P. Brady

                                         ______________________________________
                                         Gail P. Brady
                                         Vice President - Finance and Treasurer


                                         /s/ Dennis W. Doll

                                         ______________________________________
                                         Dennis W. Doll
                                         Controller