Form 10-K
ELIZABETHTOWN WATER CO /NJ/; ETOWN CORP
filed 1995-03-29
CIK 32379, 764403

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
     (Mark One)
     [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1994
                                          OR
     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             Commission file number 0-18595
                                  E'TOWN CORPORATION
                   (Exact name of registrant as specified in its charter)

          New Jersey                                   22-2596330
   (State of incorporation)                (I.R.S. Employer Identification No.)
   600 South Avenue
   Westfield, New Jersey                                 07090
   (Address of principal executive offices)            (Zip Code)
    Registrant's telephone number, including area code:      (908) 654-1234

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock, without par value                 New York Stock Exchange

                           Commission file number 0-628
                            ELIZABETHTOWN WATER COMPANY
                (Exact name of registrant as specified in its charter)

      New Jersey                                       22-1683171
(State of incorporation)                   (I.R.S. Employer Identification No.)
600 South Avenue
Westfield, New Jersey                                    07090
(Address of principal executive offices)               (Zip Code)
 Registrant's telephone number, including area code:         (908) 654-1234

      Securities reSecurities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
      None                                          None

             Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secrities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__  No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

On December 31, 1994, the aggregate market value of E'town Corporation's voting stock held by non-affiliates was $174,144,393.




On December 31, 1994, there were 6,602,631 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of E'town Corporation.

Note: All of the Common Stock of Elizabethtown Water Company is owned by E'town Corporation.

Parts II and IV incorporate information by reference from the Annual Report to Shareholders of E'town Corporation for the Year Ended December 31, 1994.
Part III incorporates information by reference from the definitive Proxy Statement in connection with E'town Corporation's Annual Meeting of Shareholders to be held on May 18, 1995.




                              E'TOWN CORPORATION
                          ELIZABETHTOWN WATER COMPANY
                        1994 ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS

PART I

 ITEM

    1.    Business.............................................     1
           Organization........................................     1
           Service Area and Customers..........................     1
           Water Supply........................................     2
           Water Treatment Facilities
            and Water Quality Regulations......................     3
           Transmission and Distribution.......................     6
           Energy Supply.......................................     7
           Environmental Matters...............................     7
           Franchises..........................................     8
           Employee Relations..................................     8
           Rate Matters........................................     8
           Real Estate Matters.................................    10

    2.    Properties...........................................    12

    3.    Legal Proceedings....................................    12

    4.    Submission of Matters to a Vote of
           Security Holders....................................    12

PART II

 ITEM

    5.    Market for the Corporation's Common Stock and
           Related Stockholder Matters.........................    12

    6.    Selected Financial Data..............................    13

    7.    Management's Discussion and Analysis of
           Consolidated Financial Condition and
           Results of Operations...............................    14

    8.    Financial Statements and Supplementary Data..........    22

    9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..............    22


PART III

 ITEM
 PAGE

   10.   Directors and Executive Officers of the Registrant...    22

   11.   Executive Compensation...............................    22

   12.   Security Ownership of Certain Beneficial
           Owners and Management..............................    22

   13.   Certain Relationships and Related
           Transactions.......................................    22

PART IV

 ITEM

    14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................    22

 SIGNATURES...................................................    25

 APPENDIX I


          Elizabethtown Water Company and Subsidiary
          Consolidated Financial Statements for the Years
          Ended December 31, 1994, 1993 and 1992 and
          Independent Auditors' Report

                         E'TOWN CORPORATION

                    ELIZABETHTOWN WATER COMPANY

                             Form 10-K

                            Annual Report

                For the year ended December 31, 1994


                               PART I

ITEM 1.   Business

ORGANIZATION

     E'town Corporation (E'town or Corporation) was incorporated under the laws of the State of New Jersey in 1985 to serve as a holding company for Elizabethtown Water Company, (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly). Elizabethtown and Mount Holly are regulated water utilities which, as a consolidated entity, are referred to herein as Elizabethtown Water Company (Elizabethtown Water Company). E'town Properties, Inc. (Properties) was incorporated in 1987 as a wholly owned and non-regulated subsidiary of E'town to acquire, develop and sell real estate holdings.

     Elizabethtown and Mount Holly are engaged in the distribution of water for domestic, commercial, industrial and fire protection purposes and for resale by other water companies and public bodies.

     Elizabethtown is a New Jersey corporation, one of whose predecessors was first incorporated in 1854. The present corporation was formed in 1961 as a result of a consolidation of Elizabethtown Water Company Consolidated and Plainfield-Union Water Company. Princeton and Somerville Water Companies were merged into Elizabethtown in 1973, and, as of January 1, 1977, Bound Brook Water Company was also merged into Elizabethtown. Elizabethtown owns all of the common stock of Mount Holly which contributed approximately 3% of the Company's consolidated operating revenues for 1994.

SERVICE AREA AND CUSTOMERS

     At December 31, 1994 Elizabethtown and Mount Holly furnished water service on a retail basis to general customers and to industrial customers served through 191,622 meters in 54 municipalities in the counties of Union, Middlesex, Somerset, Mercer, Hunterdon, Ocean, Morris and Burlington in the central part of New Jersey, serving a population of approximately 570,000. Elizabethtown also provides, on a wholesale basis, a portion of the water requirements of eight additional municipalities with their own retail water systems and of three other investor-owned water companies. Water for fire protection service is provided to 53 municipalities and also to commercial and industrial establishments.

                                  -1-
     The Company's operating revenues by major classifications for the twelve months ending December 31, 1994 are as follows:

           General customers                             61.7%
           Sales to other systems                        17.7%
           Larger industrial customers                    7.3%
           Fire protection service/miscellaneous         13.3%

     The systems are substantially all metered except for fire service.

     Additional operating statistics appear on page 13.

WATER SUPPLY

     The water supply systems of Elizabethtown and Mount Holly are physically separate. During 1994, Elizabethtown's pumpage averaged
131.8 million gallons per day (MGD) and Mount Holly's pumpage averaged
3.5 MGD. Elizabethtown and Mount Holly believe they have sufficient water supply sources to meet the current needs of their customers. Mount Holly plans to construct additional facilities, as discussed below, to augment its water supplies.

     In 1994, surface water sources supplied about 89% of Elizabethtown's supply with wells supplying the remaining 11%. All of Mount Holly's water is produced from wells.

     Substantially all of Elizabethtown's surface water is purchased under a long-term contract with the New Jersey Water Supply Authority (NJWSA) which requires Elizabethtown to purchase (i) 32 MGD from the state-owned Delaware and Raritan Canal which transports water from the Delaware River Basin plus (ii) an average of 70 MGD from the Raritan River Basin which includes the state-owned Spruce Run-Round Valley Reservoir System. The safe yield of the Raritan River Basin and the Delaware and Raritan Canal is 225 MGD of which 151 MGD is presently allocated to Elizabethtown and others. Elizabethtown has available and, as needed to meet system demand, purchases water over and above its minimum purchase obligation.

    The Company continues to analyze the potential effect of federal and state regulations on the long-term capacity of Elizabethtown's wells. Since 1985, wells with an aggregate capacity of 11 MGD have been withdrawn from service due to more stringent federal and state regulations and increased groundwater contamination at certain well sites. Under state and federal regulations now in effect, Elizabethtown owns and operates wells with an aggregate safe daily yield of approximately 18 MGD. If regulations governing radionuclides in drinking water proposed by the United States Environmental Protection Agency (USEPA) are adopted, Elizabethtown's well capacity will decrease to about 13 MGD.



                                  -2-
All of Mount Holly's system delivery of 3.5 MGD in 1994 was supplied from wells. To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation will require Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells by the earlier of: (i) the date a new regional system planned by another purveyor is completed or (ii) the date Mount Holly develops its own alternate sources. Mount Holly's pumpage for 1994 was 1,268 million gallons (MG) and, under the state legislation, Mount Holly must reduce its pumpage to 538 MG from its existing wells. Mount Holly has received preliminary approval from the New Jersey Department of Environmental Protection (NJDEP) for its conceptual plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat such water and pump it into the Mount Holly system. The current estimate of the the cost of this project is $16.5 million, excluding an allowance for funds used during construction (AFUDC). The land for the supply and treatment facilities has been purchased and test wells have been drilled and evaluated. Mount Holly expects to file for a rate incre-ase, in two phases, in the second quarter of 1995 providing for rate relief for the entire project in the second phase.

WATER TREATMENT FACILITIES AND WATER QUALITY REGULATIONS

     Elizabethtown owns and operates a treatment plant at the confluence of the Raritan and Millstone Rivers adjacent to the Delaware and Raritan Canal to treat surface waters purchased from the NJWSA. The plant can withdraw water from any of these sources, which is an advantage in the event that one source becomes contaminated. The plant was placed in service in 1931 and has continually been upgraded since that time. Elizabethtown also operates smaller treatment facilities to treat groundwater produced by certain wells. Mount Holly operates similar groundwater treatment facilities.

     Both the USEPA and the NJDEP regulate the operation of Elizabethtown's and Mount Holly's water treatment and distribution systems and the quality of the water Elizabethtown and Mount Holly deliver to their customers. Currently, Elizabethtown and Mount Holly believe they are in compliance with all present federal and state water quality standards, including all regulations promulgated to date by the USEPA pursuant to the Federal Safe Drinking Water Act, as amended (SDWA), and by the NJDEP pursuant to similar state legislation. However, Elizabethtown has included certain capital projects in its three-year capital expenditure plans which it anticipates will be necessary to comply with regulations that have been proposed by the USEPA and NJDEP. Recovery of the financing and operating costs of such improvements, plus those costs for any additional projects which cannot be foreseen at this time, will be requested in rates.


                                  -3-
     Elizabethtown has responded to recent water quality regulations promulgated by NJDEP and the USEPA by replacing groundwater supplies with increased withdrawals of surface water. Accordingly, the proportion of supply produced from surface water has increased from 85% in 1986 to 89% in 1994. The Company expects this trend to continue because it is preferable from the standpoint of operational efficiency and cost to modify treatment processes and facilities at one or two large plants than to attempt to constantly upgrade treatment facilities at multiple well sites.

New Surface Water Treatment Plant

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant) to increase Elizabethtown's sustainable production capacity and provide the ability to continue to meet water quality regulations. In April 1994, the Company executed a lump-sum contract for the construction of the Plant, which will have an initial capacity of 40 MGD. Construction of the Plant is currently in progress. The current estimated cost of the Plant is approximately $100 million, excluding AFUDC. The Company has expended $38.4 million, excluding AFUDC of $2.0 million, as of December 31, 1994 on the Plant. The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed in mid-1996.

     The Plant has been designed by a joint venture of two engineering firms, who are nationally recognized as experts in the field. One of the partners of the joint venture which designed the Plant is also managing the construction.

     In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by all parties to the Company's petition filed in connection with the Plant which states that the parties affirm the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. The 1993 Plant Stipulation also provides for a rate setting mechanism for the Plant during the construction period. In April 1994, Elizabethtown notified all parti-es to the 1993 Plant Stipulation that the estimated cost of the Plant had increased (See "Rate Matters").

Water Quality Regulations

     As required by the SDWA, the USEPA has established maximum contaminant levels (MCLs) for various substances found in drinking water. As authorized by similar state legislation, the NJDEP has set MCLs for certain substances which are more restrictive than the MCLs



                                  -4-
set by the USEPA. In certain cases, the USEPA and NJDEP have also mandated that certain treatment procedures be followed in addition to satisfying MCLs established for specific contaminants. The NJDEP is also the USEPA's agent for enforcing the SDWA in New Jersey and, in that capacity, monitors the activities of Elizabethtown and Mount Holly and reviews the results of water quality tests performed by Elizabethtown and Mount Holly for adherence to applicable regulations.

     Regulations generally applicable to water utilities, including Elizabethtown and Mount Holly, include the Lead and Copper Rule (LCR), the MCLs established for various volatile organic compounds (VOCs), the MCLs proposed for radionuclides and the Surface Water Treatment Rule (SWTR).

Lead and Copper Rule

     The LCR requires Elizabethtown and Mount Holly to test the quantity of lead and copper in drinking water at the customer's tap and, if certain contaminant levels (action levels) are exceeded, to notify customers and initiate a public information campaign advising customers how to minimize exposure to lead and copper. The LCR also requires Elizabethtown to add corrosion inhibitors to water to minimize leaching of lead from piping, faucets and soldered joints into water consumed at the tap. Results from two separate tests completed during 1992 within Elizabethtown and Mount Holly's systems do not indicate lead and copper concentrations above the action levels. Accordingly, public notification and a public information campaign have not been required. Capital costs of corrosion inhibitor facilities of $2.9 million have been included in Elizabethtown's five-year capital projections. Elizabethtown will request that the costs of compliance be recovered in rates.

Volatile Organic Compounds

     VOCs include various substances (primarily synthetic organic solvents) which have percolated into groundwater aquifers from surface sources. Elizabethtown has found VOCs in excess of the applicable MCLs in certain of its wells and has either suspended the use of such wells or constructed aeration towers which remove such contaminants from the water by venting them into the atmosphere. Because underground water flows are difficult to map, it is difficult to predict when and where contamination will occur in the future. To the extent that contamination in excess of applicable MCLs occurs at wells lacking aeration towers, Elizabethtown will consider building such facilities if feasible and cost effective, or closing such wells, thereby increasing its reliance on surface water. To date, Mount Holly has not been affected by VOC contamination.



                                  -5-
Radionuclides

     Radionuclides are naturally occurring radioactive substances (primarily radon) found in groundwater. Like VOCs, radon can be removed from groundwater using aeration towers. If the MCLs proposed for all radionuclides are finally adopted, Elizabethtown believes that it will abandon wells with aggregate production capacity of approximately 5 MGD, thereby further increasing Elizabethtown's reliance on surface water.

Surface Water Treatment Rule

     The operation of Elizabethtown's existing Raritan-Millstone treatment plant is subject to the SWTR. Elizabethtown has assessed the plant's sustainable production capacity, assuming operation consistent with the requirements of the SWTR, and determined that improvements to the existing plant are necessary.

     Specifically, Elizabethtown has installed additional pumps to increase capacity and reliability at peak times and has constructed a new building to house offices and lab facilities. Also, Elizabethtown, will replace existing chlorine gas disinfection facilities with liquid sodium hypoclorite to improve community and employee safety, will install corrosion inhibitor facilities in conformance with the LCR, will construct facilities to handle waste materials generated from the treatment process (See "Environmental Matters"). Elizabethtown has included the capital costs of these facilities in its capital program and will request that the costs of these facilities be recovered in rates (See "Capital Expenditures Program" at Item 7).

TRANSMISSION AND DISTRIBUTION

     As of December 31, 1994, Elizabethtown Water Company's transmission and distribution system included 2,828 miles of transmission and distribution mains. Mains range in size up to 60 inches, substantially all of which are either ductile iron, cast iron or prestressed concrete pipe. Elizabethtown conducts an ongoing program costing approximately $1 million per year to clean and line its older cast iron mains. Such costs are capitalized and have been included in rate base in stipulations settling recent rate cases.

     As of December 31, 1994, Elizabethtown also had in service pumping equipment having capacities of 283 MGD for low lift pumping capacity, 577 MGD for system supply pumping capacity and 194 MGD for transfer booster pumping capacity. Distribution storage facilities as of December 31, 1994 consisted of standpipes, elevated and ground storage tanks and reservoirs with an aggregate capacity of 82 MG.
Such pumping, transmission and storage facilities are necessary to maintain adequate water pressures throughout the service territory. Failure to maintain pressures could adversely affect domestic service and impede local fire departments' efforts to fight fires, particularly during peak summer loads.

                                  -6-
On an ongoing basis, Elizabethtown assesses the capacity of its system to maintain adequate pressures under all load conditions and initiates plans to construct pumping, transmission and storage facilities as needed.

ENERGY SUPPLY

     Elizabethtown pumps substantially all of its water with electric power purchased from two major electric utilities. Elizabethtown also has diesel powered pumping and generating facilities at its major treatment plants and at certain transfer stations to provide basic service during possible electrical shortages. Elizabethtown has not, to date, experienced any shortage of electric energy or diesel fuel to operate its pumps and has cooperated with its electric suppliers during their peak periods by operating non-electrical pumping facilities upon request.

ENVIRONMENTAL MATTERS

     Elizabethtown and Mount Holly are also subject to regulation by the NJDEP with respect to water supply plans and specifications for the construction, improvement, alteration and operation of public water supply systems and with respect to the quality of any effluent from treatment plants.

     As a normal by-product of treating surface water, Elizabethtown's existing surface water treatment plant generates silt removed from untreated river water plus residue from chemicals used in the treatment process. Historically, Elizabethtown has disposed of this material in landfills. As a result of revised regulations governing landfills, Elizabethtown has been reusing this material on site. Due to limited on site storage capacity, Elizabethtown is designing a facility to dry the by-product for beneficial reuse. Estimated expenditures for this facility are included in the Company's capital program.

     During the late 1980's, Elizabethtown withdrew a well field from service because of increased groundwater contamination and more stringent water quality regulations. Subsequently, residents in the area have claimed that Elizabethtown's decision to withdraw such wells from service has caused the local water table to rise to the level where basement flooding occurs during periods of heavy rain. Elizabethtown commissioned an engineering firm to determine whether it is feasible and cost effective to install treatment facilities so that those wells not presently complying with current regulations can be returned to service. The study was also intended to evaluate whether the resumption of pumping would have any effect on the local water table. The study concluded that it is possible to treat the water at this location and resume pumping at a quality and yield that is satisfactory to Elizabethtown. Elizabethtown is evaluating the cost-effectiveness of this approach in connection with a possible governmental grant to the municipality involved, for such purpose. Preliminary cost estimates of treatment facilities necessa-ry to return certain wells in this area to service are included in the Company's capital program.


                                  -7-
Under New Jersey law, environmental matters are addressed by the NJDEP before diversion allowances or other water supply projects are authorized. To date, Elizabethtown and Mount Holly have been able to construct all plant facilities and obtain all diversion authorizations necessary to maintain customer service.

FRANCHISES

     The property and franchises of Elizabethtown and Mount Holly are subject to rights of eminent domain of the State of New Jersey. These rights have been delegated by statutes now in effect to municipalities or groups of municipalities and have been or may be delegated to various public agencies. No such rights of eminent domain have been exercised since 1931.

EMPLOYEE RELATIONS

     As of December 31, 1994, the Corporation had a total of 386 full-time employees, of which 207 were covered by union contracts. The contracts between the Company and the Utility Workers Union of America (A.F.L.-C.I.O.), were renegotiated on February 1, 1993 and will expire on January 31, 1996.

     The Company considers relations with both union and non-union employees to be satisfactory.

RATE MATTERS

     Elizabethtown and Mount Holly are subject to regulation by the BPU with respect to the issuance and sale of securities, rates and service, classification of accounts, mergers, and other matters. Elizabethtown and Mount Holly periodically seek rate relief to cover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant, and other costs of doing business. Rate increases of approximately 30% in excess of current rates will be required by Elizabethtown during 1996, a major portion of which will be needed- to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993 Plant Stipulation discussed below, and Elizabethtown's experience obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

     As mentioned previously, the 1993 Plant Stipulation, approved in August 1993, states that the Plant is necessary and that the Company's estimates regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. In addition, the 1993 Plant Stipulation authorizes the Company to levy a rate surcharge if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for


                                   -8-
12 months and could be extended by the BPU for up to six additional months. Based upon current conditions, Elizabethtown expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will not be required. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%.

     As indicated above under "Water Supply", Mount Holly expects to petition the BPU for a rate increase in the second quarter of 1995 requesting an increase in rates to take place in two phases. The first phase is necessary to recover costs to finance construction projects that were not reflected in rates last established in October 1986. The proposed increase will also seek recovery of increased costs for various operations and maintenance expenses since 1986. The second phase will seek recovery of the cost of the new water supply, treatment and transmission system discussed above.

     On January 24, 1995, the BPU approved a stipulation (1995 Stipulation) for a rate increase for Elizabethtown of $5.3 million, effective February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the current service cost portion of the obligation accrued under Statement of Financial Accounting Standards 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company. The rate increase will cover the cost to finance $62.0 million of construction projects that were not reflected in the rates last established in March 1993. The increase will offset costs for power, labor and benefits, primarily medical. The 1995 Stipulation also provides for an increase in depreciation rates resulting in an increase in depreciation expense of approximately $.4 million. The 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the 12 months ended January 31, 1996. If a lessor ratio is maintained, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case.

     On January 11, 1995, Elizabethtown filed with the BPU for a rate increase of $.9 million for a change in the Purchased Water Adjustment Clause (PWAC) rate based on a proposed change in the unit cost of water purchased from the NJWSA, to be effective July 1, 1995. This procedure, established by BPU Rules, allows Elizabethtown to reflect in rates the change in the cost of water purchased from the NJWSA without a complete rate case. Included in this request is the amortization of the anticipated balance, as of July 1, 1995, of the net under-recovery for the 1994 PWAC of $.4 million. The Company expects the BPU to render a decision prior to July 1, 1995.

     In June 1994, the BPU approved a Stipulation for an increase in rates under a PWAC. The Stipulation resulted in an increase in rates, effective July 1, 1994, of $.3 million.


                                  -9-
REAL ESTATE MATTERS

     Properties and E'town currently own several parcels of land aggregating approximately 740 acres located in central New Jersey having an original acquisition cost of approximately $8 million. Approximately half of this acreage was purchased from a third party and the balance was land formerly owned by Elizabethtown and no longer needed for utility purposes. These holdings are owned in fee.

     The Corporation has no plans to acquire additional real estate. Over the next several years, the Corporation expects to work with local and state officials to obtain various approvals to enhance the value and development potential of its real estate holdings while minimizing expenditures.

     In January 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement allowed either party to cancel such agreement by March 23, 1995 and has been extended to March 31, 1995 and allows the buyer until July 23, 1996 to obtain all approvals required by governmental agencies in order to develop the property. Other significant dates have been established during this period upon which either the buyer or Properties may cancel the agreement if certain criteria are not met. The ultimate sale price is depen-dent upon the number of buildable lots as allowed by the municipality.

     In August 1993, E'town, Properties and Elizabethtown sold three parcels of land totalling 260 acres to the Somerset County Park
Commission for $3.4 million. The sale produced an after-tax gain of approximately $1.1 million or $.21 per share.























                                   -10-
Executive Officers of the Corporation and Elizabethtown

        Name             Age              Positions Held

Robert W. Kean, Jr.      72   Chairman and Chief Executive Officer of
                              the Corporation since 1985 and
                              Elizabethtown since 1973.

Henry S. Patterson, II   72   President of the Corporation since March
                              1985 and its subsidiary, E'town
                              Properties, Inc., since July 1987.

Thomas J. Cawley         64   President of Elizabethtown and its
                              subsidiary, Mount Holly since August
                              1992.  Executive Vice President of
                              Elizabethtown since January 1987 and
                              Vice President of Mount Holly since
                              1973.  Previously, Vice President,
                              Operations since 1975.

Andrew M. Chapman        39   Served as Chief Financial Officer of the
                              Corporation since August 1989 and
                              Treasurer of the Corporation since
                              November 1990 and since May 1994,
                              Executive Vice President and Chief
                              Financial Officer of Elizabethtown.  He
                              served as Senior Vice President of
                              Elizabethtown from April 1993 to May
                              1994, Chief Financial Officer of
                              Elizabethtown from November 1990 to May
                              1994 and Treasurer of Elizabethtown from August 1989 to May 1994. Prior to 1989, he was Director of the Office of Financial Management of the State of New
                              Jersey, Department of Treasury and
                              earlier, a Vice President at Shearson
                              Lehman Brothers.

Anne Evans Estabrook     50   Vice President of the Corporation since
                              September 1987.  Owner of the Elberon
                              Development Co., (a real estate holding
                              company) since 1984 and President of
                              David O. Evans, Inc. (a construction
                              company) since 1983.

Walter M. Braswell       45   Secretary of the Corporation, Properties
                              and Elizabethtown since December 1990 and Vice President and General Counsel and
                              Assistant Secretary of Elizabethtown since
                              August 1988.  Previously, Assistant
                              Secretary and General Attorney of
                              Elizabethtown since May 1983.

Norbert Wagner           59   Senior Vice President-Operations of
                              Elizabethtown since May 1992.  Vice
                              President-Operations since March 1987,
                              Chief Engineer since October 1978.

Edward F. Cash           59   Vice President - Customer Services of
                              Elizabethtown since 1977.  Assistant Vice
                              President Customer Services since 1973.

                                   -11-
ITEM 2. Properties

     All principal plants and other materially important units of property of Elizabethtown and Mount Holly are owned in fee. The
Company considers that the properties of Elizabethtown and Mount Holly are in good operating condition.

ITEM 3. Legal Proceedings

     As reported during 1994, a developer asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install facilities necessary to provide water service to a new development in a timely manner. The developer further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly, preventing the developer from selling his lots at more favorable prices. The developer alleged that his economic losses from the decline in real estate -values were $4.0 million.

     In November 1994, the Company settled this matter by paying the developer $1.7 million. The Company will seek recovery from its insurance carriers.

     Several lawsuits have been filed, initially in March 1991 in New Jersey Superior Court, against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. Management cannot now predict the outcome of this litigation.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None

                            PART II

ITEM 5. Market for the Corporation's Common Stock and Related
        Stockholder Matters

     This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference. All of the common stock of Elizabethtown Water Company is owned by E'town.






                                 -12-






ITEM 6.  Selected Financial Data

                                    E'town Corporation


This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

                                  Elizabethtown Water Company



                                 1994        1993        1992        1991        1990
_______________________________________________________________________________________

Utility Plant (Thousands)
Utility Plant - net........   $437,456    $373,293    $347,253    $319,421    $297,577
Construction Expenditures
  (excluding AFUDC)........     69,981      32,517      33,293      27,732      27,301
Total Assets (Thousands)...   $502,848    $437,405    $386,880    $371,103    $350,487

Capitalization (Thousands)
Shareholder's Equity.......   $151,624    $125,765    $103,024    $ 85,877    $ 74,081
Preferred Stock............     12,000      12,000      12,000      12,000      12,000
Debt (1)...................    164,951     141,952     147,841     154,984     159,049
Total Capitalization.......   $328,575    $279,717    $262,865    $252,861    $245,130

Capitalization Ratios
Common Stock...............         46%         45%         39%         34%         30%
Preferred Stock............          4%          4%          5%          5%          5%
Debt (1)...................         50%         51%         56%         61%         65%

Earnings Applicable to
 Common Stock..............   $ 13,369  $   13,783  $   11,099  $   10,311  $    6,929

Operating Statistics
Revenues (Thousands)
General Customers..........   $ 62,923  $   63,100  $   55,570  $   54,071  $   48,267
Other Water Systems........     18,082      17,187      15,080      14,082      12,947
Industrial Wholesale.......      7,458       6,652       6,044       5,846       5,515
Fire Service/Miscellaneous.     13,570      13,057      12,473      12,087      11,386
Total Revenues.............   $102,033  $   99,996  $   89,167  $   86,086  $   78,115

Water Sales-Millions of Gallons (mg)
General Customers..........     23,551      23,883      22,062      22,659      21,686
Other Water Systems........     15,691      15,109      14,118      13,811      14,379
Industrial Wholesale.......      3,568       3,213       3,145       3,155       3,313
System Use and Unaccounted For   6,570       5,453       5,843       6,368       5,854
Total Water Sales               49,380      47,658      45,168      45,993      45,232

System Delivery by Source - mg
Surface....................     42,534      40,742      38,558      39,222      40,343
Wells......................      6,690       6,776       6,480       6,658       4,805
Purchased..................        156         140         130         113          84
Total System Delivery......     49,380      47,658      45,168      45,993      45,232

Millions of Gallons Pumped:
Average Day................        135         131         123         126         124
Maximum Day................        182         191         159         169         155





_______________________________________________________________________________________
(1) Includes long-term debt, notes payable and current portion of long-term debt.

                                 -13-



ITEM 7.    Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

                          E'town Corporation

     This information is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

              Elizabethtown Water Company and Subsidiary

     The water utility operations of Elizabethtown Water Company (Elizabethtown or Company) and its subsidiary The Mount Holly Water Company (Mount Holly), the consolidated entity being referred to herein as Elizabethtown Water Company (Elizabethtown Water Company), presently constitute the major portion of E'town Corporation's (E'town) assets and earnings. Mount Holly contributed 3% of Elizabethtown Water Company's consolidated operating revenues for 1994. E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company and E'town Properties, Inc. The following analysis sets forth significant events affecting the financial condition at December 31, 1994 and 1993, and the results of operations for the years ended December 31, 1994, 1993 and 1992 for Elizabethtown Water Company.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

     Capital expenditures were $70.0 million during 1994. Capital expenditures for the three-year period ending December 31, 1997, are estimated to be $169.4 million.

Elizabethtown

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant, which will have an initial rated production capacity of 40 million gallons per day and can be expanded to 200 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and g-roundwater contamination. Elizabethtown's construction program also includes additional mains and storage facilities necessary to serve existing and future customers.

     In April 1994, Elizabethtown executed a lump-sum contract for the construction of the Plant. The current estimated cost of the Plant is approximately $100 million, excluding an Allowance for Funds Used

                                   -14-
     During Construction (AFUDC). The Company has expended $38.4 million, excluding AFUDC of $2.0 million, as of December 31, 1994 on the Plant.
The project is proceeding on schedule, the construction contract remains on budget and the project is expected to be completed in mid-1996.

     In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant is necessary and that the Company's estimate regarding the Plant's cost, at that time of $87 million, and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for 12 months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%.

     Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation, for the twelve months ended December 31, 1994 was 2.8 times, which is in excess of the 2.0 times trigger level for the rate surcharge authorized by the 1993 Plant Stipulation. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will not be required-.

Mount Holly

     To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, state legislation is requiring Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received preliminary approvals from the New Jersey Department of Environmental Protection for its conceptual plan to develop a new water supply and treatment and transmission system necessary to obtain water outside the desig-nated portion of the aquifer and to treat such water and pump it into the Mount Holly

                                 -15-

system. The current estimate of the cost of this project is $16.5 million. The land for the supply and treatment facilities has been purchased and test wells have been drilled and evaluated. Mount Holly expects to file for a rate increase, in two phases, in the second quarter of 1995 providing for rate relief for the entire project in the second phase.

Capital Resources

     During 1994, Elizabethtown Water Company financed 24.1% of its capital expenditures from internally generated funds (after payment of common stock dividends). The balance was financed with a combination of proceeds from capital contributions from E'town (funded by sale of its Common Stock) and short-term borrowings under the revolving credit agreement discussed below.

     For the three-year period ending December 31, 1997, Elizabethtown Water Company estimates that 30% of its capital expenditures will be financed with internally generated funds (after the payment of common stock dividends). The balance will be financed with a combination of capital contributions from E'town from the proceeds from the sale of E'town common stock, long-term debentures, proceeds of tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings under the revolving credit agreement discussed below. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA. The Company's senior debt is rated A3 and A by Moody's and Standard and Poor's, respectively.

     In May 1994, E'town issued 690,000 shares of common stock for net proceeds of $18.2 million. The net proceeds were used to fund an equity contribution to Elizabethtown of $16.0 million. This contribution has been used to partially fund Elizabethtown's construction program, the predominant portion of which relates to the Plant.

     In March 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12.0 million at an effective rate of 7.37%. The proceeds were used to redeem $12.0 million of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1.0 million was paid from general Company funds.

     Elizabethtown has executed a committed revolving credit agreement (Agreement) with an agent bank and five additional participating banks to replace its uncommitted lines of credit. The Agreement provides up to $60 million in revolving short-term financing which, together with internal funds, proceeds of future


                                 -16-
issuances of debt and preferred stock and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs through 1997. The Agre-ement allows Elizabethtown to borrow, repay and reborrow up to $60 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of December 31, 1994, Elizabethtown had borrowings outstanding of $23.0 million under the Agreement at interest rates from 5.6% to 6.4 %, at a weighted average rate of 6.1%.

     During 1994, 273,159 shares of common stock were issued for proceeds of $7.1 million under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). The proceeds are used on an ongoing basis to make capital contributions to Elizabethtown to partially fund its capital program.

     During 1995, E'town Corporation expects to issue approximately 500,000 shares of common stock through a public offering in order to finance additional equity contributions to Elizabethtown to fund the Company's capital program, the predominant portion of which is the Plant.

     Also in 1995, Elizabethtown intends to issue approximately
$30 million of tax-exempt debentures through the NJEDA to repay balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.

1993 and 1992

     In May 1993, E'town issued 575,000 shares of common stock for net proceeds of $16.6 million. The net proceeds were used to fund equity contributions to Elizabethtown of $11.0 million in May 1993 and $2.8 million in September 1993. Elizabethtown used a portion of such contributions to repay $7.0 million of short-term bank debt incurred for construction expenditures and invested the balance on a short-term basis.

     During 1993, E'town raised $6.0 million from the sale of common stock under its DRP. Such proceeds were used to fund equity contributions to Elizabethtown, primarily for Elizabethtown's capital expenditures.

     In August 1993, E'town, Properties and Elizabethtown sold three parcels of land totalling 260 acres to the Somerset County Park
Commission for $3.4 million. Of the total proceeds, $2.2 million was used to fund an equity contribution to Elizabethtown.

                                 -17-
     In November 1993, Elizabethtown issued $50 million of 7 1/4% Debentures due November 1, 2028. The proceeds of the issue were used to redeem $30 million of the Company's 8 5/8% Debentures due 2007 and $20 million of the Company's 10 1/8% Debentures due 2018. The aggregate redemption premiums of $2.7 million were paid from general Company funds.

     In April 1992, E'town issued 500,000 shares of common stock for net proceeds of $12.7 million. Proceeds of the issue funded an $11.0 million capital contribution to Elizabethtown. Also, E'town funded additional equity contributions of $4.2 million to Elizabethtown from E'town's DRP.

     During 1992, Elizabethtown issued $15 million of 8%
Debentures to repay short-term bank debt, of which, $9 million was incurred to repay Elizabethtown's 4 7/8% Debentures due February 1, 1992, and the remainder was incurred to finance construction expenditures.

RESULTS OF OPERATIONS

     Earnings Applicable to Common Stock for 1994 were $13.4 million as compared to $13.8 million for 1993. A return to more normal summer weather and water consumption patterns, a non-recurring charge related to litigation, an increase in both the debt and equity components of AFUDC and increases in operating and depreciation expenses since March 1993, when rates were last increased, all contributed to the overall decrease between 1993 and 1994.

     Earnings Applicable to Common Stock for 1993 were $13.8 million as compared to $11.1 million for 1992. The increase in earnings resulted from higher levels of outdoor water use due to abnormally hot and dry summer weather. Also, a rate increase received in March 1993 enabled Elizabethtown to cover higher levels of operating expenses in 1993 without adversely affecting earnings. Summer water use in excess of what management believed to be normal contributed approximately $1.8 million to the increase.

    Operating Revenues increased $2.0 million or 2.0% in 1994. Of this increase, $1.2 million relates to a rate increase, effective March 1993. Sales to retail customers decreased by $.9 million, primarily due to a return to more normal weather patterns during the spring and summer months of 1994 compared to 1993. However, despite the return to more normal weather patterns, sales to other water systems and to large industrial customers increased by $.6 million and $.7 million, respectively. Due to nor-mal growth within the service territory, fire service revenues increased by $.4 million.

    Operating Revenues increased $10.8 million or 12.1% in 1993. Of this increase, $4.8 million relates to the combined effect of the rate increases of $5.0 million and $4.0 million effective March 1993 and 1992, respectively. Also, sales to retail customers increased $3.8 million and sales to other water systems increased $1.2 million due to hot, dry summer weather.

                                 -18-
     Operation Expenses increased by $2.2 million or 5.7%. The increase is due primarily to increased costs for labor, benefits, miscellaneous expenses and the unit cost of raw water purchased from the NJWSA, which is reflected in the PWAC (see Note 8 to the Notes to Consolidated Financial Statements) in addition to the cost of chemicals to treat such water. Benefit costs increased due, primarily, to an increase in the actuarially calculated pension expense.

     Operation Expenses increased by $3.5 million or 10.0% in 1993 primarily due to increases in the quantity of power and raw water purchased to meet higher than normal summer loads. Also, the unit costs of power and purchased water increased, as did labor costs and the cost of medical and other benefits.

     Maintenance Expenses increased by $.9 million or 15.9% due to the effects of unusually harsh winter weather in the first quarter of 1994 in addition to an increased level of preventive maintenance at various operating facilities throughout the Company.

     Maintenance Expenses increased by an insignificant amount in 1993.

     Depreciation Expense increased $.6 million or 7.9% in 1994 and $.6 million or 9.5% in 1993 due to additional depreciable plant being placed in service during those periods.

     Revenue Taxes increased $.2 million or 2.0% in 1994 and $1.4 million or 12.8% in 1993 due to additional taxes on the higher revenues discussed above.

     Real Estate, Payroll and Other Taxes increased by $.2 million or 8.1% in 1994 due to increased payroll taxes resulting from labor cost increases. Real estate, payroll and other taxes increased $.1 million in 1993 also due to increased payroll taxes.

     Federal Income Taxes decreased $.5 million or 6.3% in 1994 and increased $1.8 million or 31.2% in 1993 due to the changes in the components of taxable income discussed herein. The increase in 1993 also includes $.2 million due to a change in the federal statutory tax rate from 34% to 35%.

     Other Income decreased in total by less than $.1 million in 1994. Included in this net decrease is a litigation settlement of $.9 million (see Note 11 to the Notes to Consolidated Financial Statements). Also included in the net decrease is a an increase in the equity component of AFUDC of $.7 million resulting from increased construction expenditures, primarily related to the Plant. Other increases of $.3 million resulted from various miscellaneous items. Federal income taxes, as a result of all of the above, decreased less than $.1 million.


                                 -19-
     Other Income increased in total by $.1 million in 1993. Other Income increased, primarily, due to a gain on the sale of land by Elizabethtown. A decrease in the equity component of AFUDC of $.2 million resulted from the timing of construction expenditures. Other increases of $.2 million resulted from various miscellaneous items. Federal income taxes, as a result of all of the above, increased $.1 million.

     Total Interest Charges decreased $1.0 million or 9.1% in 1994 due primarily to savings from refinancing of long-term debt in 1993.
Also, an increase in the debt component of AFUDC of $.5 million, resulted in a reduction of interest expense.

     Total Interest Charges increased $.8 million or 7.7% in 1993, due primarily to an increase in interest for long-term debt issued in September 1992 and a reduction in earnings from NJEDA trust funds due to the use of trust fund balances for construction expenditures.
These items were partially offset by lower interest on short-term debt due to reduced borrowings.

     Preferred Stock Dividends decreased $.2 million or 18.7% in 1994 as a result of savings from the refinancing of the $8.75 series preferred stock with $5.90 series preferred stock in March 1994.

ECONOMIC OUTLOOK

     Currently, Elizabethtown and Mount Holly believe they are in compliance with all water quality standards. Looking forward, however, governmental water quality and service regulations will require Elizabethtown and Mount Holly to make significant investments in water supply, water treatment, transmission and storage facilities including, for Elizabethtown, the Plant, and for Mount Holly, a new water supply, treatment and transmission system to augment existing facilities. This capital program will require regular external financing and rate relief through 1996.

    The timing and amount of rate increases obtained by Elizabethtown and Mount Holly, as well as various other factors which will always affect the financial performance of a water utility, such as weather, customer usage, the magnitude and timing of capital expenditures and the rate of growth of revenues and expenditures, will drive earnings going forward in 1995 and 1996. Once the new facilities, referred to above, are constructed and reflected in rates, Elizabethtown expects its internally generated -cash flow to increase and capital outlays to return to more normal levels. As a result, external financing and rate relief needs should become less frequent. Therefore, more than in recent years, management's ongoing efforts to grow unit sales and control operating costs will benefit the customer by reducing the frequency of rate increases, and will benefit shareholders by positively affecting earnings.


                                   -20-
     The BPU approved a $5.3 million, or 5.3%, rate increase (1995 Stipulation) effective February 1, 1995 which will favorably impact earnings in 1995. Among other provisions, the 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended January 31, 1996. If a lesser ratio is maintained, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case.

     The Company expects to sustain an average ratio of common equity to total capitalization in excess of 45.1% for such 12-month period. Looking further forward, rate increases of approximately 30% in excess of current rates will be required by Elizabethtown during 1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993 Plant Stipulation, and Elizabethtown's experience obtaining base rate relief, Elizabethtown expects the BPU to gra-nt timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

     Rate increases of more than 100% in excess of current rates will be required by Mount Holly during the period 1995-1996, the predominant portion of which will be required to recover the expected costs of the new supply, treatment and transmission facilities. Mount Holly expects to file for a rate increase in two phases in the second quarter of 1995, providing for rate relief for the entire project in the second phase. Mount Holly expects the BPU to grant timely and adequate rate relief, but cannot predict the ultimate o-utcome at this time.






















                                 -21-
Item 8. Financial Statements and Supplementary Data

     The information for E'town is included in Exhibit 13, filed herewith, and is incorporated herein by reference.

     The information for Elizabethtown Water Company is contained on pages 2 through 21 of Appendix I included herein.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None

                        PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of E'town and Elizabethtown is included in E'town's Proxy Statement for the 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

     Information regarding the executive officers of both E'town and Elizabethtown follows Item 1 in Part I of this Form 10-K.

Item 11. Executive Compensation

     This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     This information is included in E'town's Proxy Statement for the 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     This information for E'town and Elizabethtown is included in E'town's Proxy Statement for the 1995 Annual Meeting of Stockholders, and is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a) The following documents are filed as part of this report:


                                   -22-
     1. Financial Statements:

                    Elizabethtown Water Company

     Statements of Consolidated Income for the years ended
        December 31, 1994, 1993 and 1992.

     Consolidated Balance Sheets as of December 31, 1994 and 1993.

     Statements of Consolidated Capitalization as of December 31, 1994 and 1993.

     Statement of Consolidated Shareholder's Equity for the years ended December 31, 1994, 1993 and 1992.

     Statements of Consolidated Cash Flows for the years ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements.

                          E'town Corporation

     A portion of the 1994 Annual Report to Shareholders which includes Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Other Financial and Statistical Data is filed herewith as Exhibit 13 and is herein incorporated by reference.

                     Elizabethtown Water Company

     Elizabethtown Water Company's consolidated financial statements and notes thereto are included herein on pages 2 through 21 of Appendix I.

                E'town and Elizabethtown Water Company

     The Independent Auditors' Reports for E'town and
Elizabethtown Water Company appear on page 27 herein and page 1 of Appendix I, respectively.

    2.  Financial Statement Schedules:








                                 -23-
     All financial schedules required to be filed contain the same data and amounts for both E'town and Elizabethtown Water Company, except for Supplemental Schedule of Property, Plant and Equipment, which includes property, plant and equipment for each company.

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1994, 1993 and 1992.

     Supplemental Schedule of Property, Plant and Equipment at
          December 31, 1994 and 1993.

     Other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes accompanying each company's financial statements.

     3.  Exhibits

          (a)  Exhibits for E'town and Elizabethtown Water
               Company are listed in the Exhibit Index.

          (b)  Reports on Form 8-K:  None





























                                   -24-

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1995                                         E'TOWN CORPORATION

                                                  By: /s/ Robert W. Kean, Jr.
                                                      -------------------------
                                                      Chairman, Chief Executive
                                                      Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.

 Chairman, Chief Executive Officer
  and Director                                        /s/ Robert W. Kean, Jr.
                                                      -------------------------

 President and Director                               /s/ Henry S. Patterson II
                                                      -------------------------

 Vice President and Director                          /s/ Anne Evans Estabrook
                                                      -------------------------

 Chief Financial Officer and Treasurer                /s/ Andrew M. Chapman
 (Principal Financial and Accounting Officer)         -------------------------


 Director                                             /s/ Brendan T. Byrne
                                                      -------------------------

 Director                                             /s/ Thomas J. Cawley
                                                      -------------------------

 Director                                             /s/ John Kean
                                                      -------------------------

 Director                                             /s/ Robert W. Kean III
                                                      -------------------------

 Director                                             /s/ Arthur P. Morgan
                                                      -------------------------

 Director                                             /s/ Barry T. Parker
                                                      -------------------------

 Director                                             /s/ Hugo M. Pfaltz, Jr.
                                                      -------------------------

 Director                                             /s/ Chester A. Ring III
                                                      -------------------------


                                    -25-




                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1995                                      ELIZABETHTOWN WATER COMPANY

                                                 By: /s/ Robert W. Kean, Jr.
                                                     --------------------------
                                                     Chairman, Chief Executive
                                                     Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.

Chairman, Chief Executive Officer
 and Director                                        /s/ Robert W. Kean, Jr.
                                                     --------------------------

President and Director                               /s/ Thomas J. Cawley
                                                     --------------------------

Chief Financial Officer and Treasurer                /s/ Andrew M. Chapman
(Principal Financial Officer)                        --------------------------

Controller                                           /s/ Dennis W. Doll
(Principal Accounting Officer)                       --------------------------

Director                                             /s/ Brendan T. Byrne
                                                     --------------------------

Director                                             /s/ Anne Evans Estabrook
                                                     --------------------------

Director                                             /s/ John Kean
                                                     --------------------------

Director                                             /s/ Robert W. Kean, III
                                                     --------------------------

Director                                             /s/ Arthur P. Morgan
                                                     --------------------------

Director                                             /s/ Barry T. Parker
                                                     --------------------------

Director                                             /s/ Henry S. Patterson, II
                                                     --------------------------

Director                                             /s/ Hugo M. Pfaltz, Jr.
                                                     --------------------------

Director                                             /s/ Chester A. Ring III
                                                     --------------------------
                             -26-











INDEPENDENT AUDITORS' REPORT

E'TOWN CORPORATION:

We have audited the consolidated financial statements of E'town Corporation and its subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 17, 1995, except for the subsequent events discussed in Notes 3 and 11, as to which the dates are February 23, 1995 and March 9, 1995, respectively; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of E'town Corporation and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Parsippany, New Jersey

February 17, 1995, except for the
subsequent events discussed in
Notes 3 and 11, as to which the
dates are February 23, 1995 and
March 9, 1995, respectively












                                    -27-





                                        E'TOWN CORPORATION         SCHEDULE II
                                    ELIZABETHTOWN WATER COMPANY
                                 VALUATION AND QUALIFYING ACCOUNTS




          COLUMN A             COLUMN B    COLUMN C       COLUMN D    COLUMN E

          ________             ________    ________       ________    ________

                                          ADDITIONS
                              BALANCE AT  CHARGED TO                 BALANCE AT
                              BEGINNING   COSTS AND                     END
        DESCRIPTION           OF PERIOD    EXPENSES      DEDUCTIONS  OF PERIOD

       ______________         __________  ___________    __________  __________


Reserve for Uncollectible
 Accounts:

Year Ended December 31, 1994   $434,000    $552,459   (A) $523,459    $463,000

Year Ended December 31, 1993   $377,000    $571,116   (A) $514,116    $434,000

Year Ended December 31, 1992   $281,800    $472,261   (A) $377,061    $377,000











____________________________

(A) Write-off of uncollectible accounts, net of recoveries.


_______________________________________________________________________________







                                                             SUPPLEMENTAL
                                                             SCHEDULE
                              E'TOWN CORPORATION
                         ELIZABETHTOWN WATER COMPANY
                        PROPERTY, PLANT AND EQUIPMENT
                        AT DECEMBER 31, 1994 AND 1993




                                           1994                  1993

                                        _________             _________
ELIZABETHTOWN WATER COMPANY:

____________________________
 UTILITY PLANT IN SERVICE:
   Intangible Plant                   $    250,766          $    250,766
   Source of Supply Plant                9,739,125             8,616,493
   Pumping Plant                        43,658,801            41,570,388
   Water Treatment Plant                46,008,913            44,492,959
   Transmission & Distribution Plant   354,703,279           328,843,648
   General Plant                        14,068,349            13,567,318
   Leasehold Improvements                  110,954                69,264
   Acquisition Adjustments                 632,388               767,988

                                      ____________          ____________
     Utility Plant in Service          469,172,575           438,178,824
  Construction Work in Progress         55,739,951            17,242,088

                                      ____________          ____________
      Total Utility Plant              524,912,526           455,420,912

 NON-UTILITY PROPERTY - net                 85,690                87,582


                                      ____________          ____________
          TOTAL                       $524,998,216          $455,508,494

                                      ____________          ____________

                                      ____________          ____________
E'TOWN CORPORATION:

___________________
 UTILITY PLANT (as above)             $524,912,526          $455,420,912

 NON-UTILITY PROPERTY - net             12,061,574            11,989,116



                                      ____________          ____________
          TOTAL                       $536,974,100          $467,410,028

                                      ____________          ____________

                                      ____________          ____________







                            EXHIBIT INDEX


          Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits.

                        E'town Corporation

          Exhibit
            No.               Description

           3(a) -   Certificate of Incorporation of E'town
                    Corp.
                    [Registration Statement No. 33-42509,
                    Exhibit 4(a)]

          *3(b) -   By-Laws of E'town Corp.

           3(c) -   Certificate of Incorporation of E'town
                    Properties, Inc. [Registration Statement
                    No. 33-32143, Exhibit 4(j)]

           3(d) -   By-Laws of E'town Properties, Inc.
                    [Registration Statement No. 33-32143,
                    Exhibit 4(n)]

           4(a) -   Rights Agreement dated as of February 4,
                    1991 between E'town and the Rights Agent
                    [Registration Statement No. 33-38566,
                    Exhibit 4(n)]

           4(b) -   Indenture dated as of January 1, 1987
                    from E'town Corporation to Boatmen's
                    Trust, Trustee, relating to the 6 3/4%
                    Convertible Subordinated Debentures due
                    2012 [Registration Statement No.
                    33-32143, Exhibit 4(a)]

          10(a) -   Incentive Stock Option Plan
                    [Registration Statement No. 2-99602,
                    Exhibit 28(a)]

         *10(b) -   Savings and Investment Plan

         10(c) -   Management Incentive Plan [Registration
                    Statement No. 33-38566, Exhibit 10(i)]

          10(d) -   E'town's 1987 Stock Option Plan
                    [Registration Statement No. 33-42509,
                    Exhibit 28]

          10(e) -   E'town's 1990 Performance Stock Program
                    [Registration Statement No. 33-46532,
                    Exhibit 10(k)]

          10(f) -   E'town's Dividend Reinvestment and Stock
                    Purchase Plan [Registration No.
                    33-56013, Exhibit 4(e)]

          10(g) - Change of Control Agreement [Form 10-Q for the quarter ended March 31, 1994, Exhibit 10]

         *11    -   Statement Regarding Computation of Per
                    Share Earnings

         *13    -   Portion of the 1994 Annual Report to
                    Shareholders which includes Management's
                    Discussion and Analysis of Consolidated
                    Financial Condition and Results of
                    Operations, Consolidated Financial
                    Statements, Notes to Consolidated
                    Financial Statements, Independent
                    Auditors' Report and Other Financial and
                    Statistical Data and is herein
                    incorporated by reference.

         *23     -  Consent of Deloitte & Touche LLP,
                    Independent Auditors

         *27     -  E'town Corporation - Financial Data Schedule


                            EXHIBIT INDEX

          Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits.

                        Elizabethtown Water Company

         Exhibit
           No.                Description

           3(a)  -  Form of Restated Certificate of
                    Incorporation of Elizabethtown Water
                    Company [Form 10-K for the year ended
                    December 31, 1993, Exhibit 3(a)]

           3(b)  -  By-Laws of Elizabethtown Water Company

           4(a) - Indenture dated as of November 1, 1993 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 7 1/4% Debentures due 2028. [Form 10-K for year ended December 31, 1993, Exhibit 4(a)]

           4(b) - Indenture dated as of September 1, 1992 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 8% Debentures due 2022 [Form 10-K
                    for year ended December 31, 1992, Exhibit 4(a)]

           4(c) - Indenture dated as of October 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 8 3/4% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(f)]

           4(d) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 6.60% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(g)]

           4(e) - Indenture dated as of August 1, 1991 from Elizabethtown Water Company to The
                    Bank of New York, Trustee, relating to
                    the 6.70% Debentures due 2021
                    [Registration Statement No. 33-46532,
                    Exhibit 4(h)]

           4(f) - Indenture dated as of October 1, 1990 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7 1/2% Debentures due 2020 [Registration Statement No. 33-38566, Exhibit 4(e)]


          Exhibit
            No.                 Description

           4(g) - Indenture dated as of December 1, 1989 from Elizabethtown Water Company to Citibank, N.A., Trustee, relating to the 7.20% Debentures due 2019 [Registration Statement No. 33-38566, Exhibit 4(f)]

          10(a)  -  Contract for service to Middlesex Water
                    Company. [Registration Statement No.
                    33-38566, Exhibit 10(a)]

          10(b)  -  Contract for service to Edison Township.
                    [Registration Statement No. 2-58262,
                    Exhibit 13(c)]

          10(c)  -  Contract for service to New
                    Jersey-American Water Company. [Form
                    10-K for the year ended December 31,
                    1992, Exhibit 10(c)]

          10(d) - Contract for service to City of Elizabeth. [Form 10-K for the year ended
                    December 31, 1992, Exhibit 10(d)]

          10(e)  -  Contract for service to Franklin
                    Township. [Registration Statement No.
                    33-46532, Exhibit 10(e)]

          10(f)  -  Contract with the New Jersey Water
                    Supply Authority for the purchase of
                    water from the Raritan Basin.
                    [Registration Statement No. 33-32143,
                    Exhibit 10(e)]

          10(g) - Supplemental Executive Retirement Plan of Elizabethtown Water Company [Form
                    10-K for the year ended December 31,
                    1992 Exhibit 10(g)]

          10(h)  -  Medical Reimbursement Plan of
                    Elizabethtown Water Company [Form 10-K
                    for the year ended December 31, 1992
                    Exhibit 10(h)]

         *12(a)  -  Computation of Ratio of Earnings to
                    Fixed Charges

         *12(b)  -  Computation of Ratio of Earnings to
                    Fixed Charges and Preferred Dividends

         * 27    -  Elizabethtown Water Company - Financial Data
                    Schedule.








                                                              APPENDIX I





                            ELIZABETHTOWN WATER COMPANY
                                  AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 1994,
                                 1993 AND 1992 AND
                            INDEPENDENT AUDITORS' REPORT













                                                               APPENDIX I















ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

__________________________________________

TABLE OF CONTENTS

__________________________________________________________________________
                                                                    PAGE

                                                                    ____
INDEPENDENT AUDITORS' REPORT                                          1

STATEMENTS OF CONSOLIDATED INCOME FOR THE YEARS ENDED
 DECEMBER 31, 1994, 1993 AND 1992                                     2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994 AND 1993          3

STATEMENTS OF CONSOLIDATED CAPITALIZATION AS OF
 DECEMBER 31, 1994 AND 1993                                           5

STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY FOR THE
 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992                         6

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED             7
 DECEMBER 31, 1994, 1993 AND 1992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            8


__________________________________________________________________________








                                              APPENDIX I





INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDER AND BOARD OF DIRECTORS OF ELIZABETHTOWN WATER
COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Water Company and its subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elizabethtown Water Company and its subsidiary at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey

February 17, 1995












                                      -1-





Elizabethtown Water Company and Subsidiary                         APPENDIX I

Statements of Consolidated Income

                                               Year Ended December 31,

                                      _______________________________________
                                          1994          1993         1992

                                      _____________ ____________ ____________

Operating Revenues                     $102,032,505  $99,996,120  $89,167,337

                                       ____________  ____________ ____________

Operating Expenses:
  Operation                              40,722,980   38,529,149   35,041,222
  Maintenance                             6,623,772    5,716,157    5,704,843
  Depreciation                            7,860,180    7,285,309    6,654,986
  Revenue taxes                          12,748,161   12,501,804   11,086,349
  Real estate, payroll and other taxes    2,717,067    2,513,891    2,429,446
  Federal income taxes (Note 3)           7,176,396    7,658,770    5,836,464

                                       ____________  ___________  ___________
        Total operating expenses         77,848,556   74,205,080   66,753,310

                                       ____________  ___________  ___________

Operating Income                         24,183,949   25,791,040   22,414,027

                                       ____________  ___________  ___________

Other Income:
  Litigation settlement (Note 11)          (932,203)
  Gain on sale of land                                   122,400
  Allowance for equity funds used
   during construction (Note 2)           1,178,133      445,339      599,443
  Federal income taxes (Note 3)            (237,599)    (258,024)    (185,000)
  Other-net                                 432,922      169,474      (55,326)

                                       ____________  ___________  ___________
        Total other income                  441,253      479,189      359,117

                                       ____________  ___________  ___________

                                       ____________  ___________  ___________
Total Operating and Other Income         24,625,202   26,270,229   22,773,144

                                       ____________  ___________  ___________

Interest Charges:
  Interest on long-term debt             10,774,008   11,527,301   10,516,521
  Other interest expense-net                175,507       77,921      514,122
  Capitalized interest (Note 2)            (867,101)    (391,895)    (616,473)
  Amortization of debt discount-net         319,646      224,383      209,631

                                       ____________  ___________  ___________
        Total interest charges           10,402,060   11,437,710   10,623,801

                                       ____________  ___________  ___________

Income Before Preferred Stock
  Dividends                              14,223,142   14,832,519   12,149,343
Preferred Stock Dividends                   854,047    1,050,000    1,050,000

                                       ____________  ___________  ___________

Earnings Applicable to Common Stock    $ 13,369,095  $13,782,519  $11,099,343

                                       ____________  ___________  ___________

                                       ____________  ___________  ___________

See Notes to Consolidated Financial Statements.


                                      -2-



Elizabethtown Water Company and Subsidiary                        APPENDIX I

Consolidated Balance Sheets

                                                           December 31,

                                                  ___________________________
Assets                                                1994           1993

                                                  ____________   ____________

Utility Plant-at Original Cost:
 Utility plant in service                         $469,172,575   $438,178,824
 Construction work in progress                      55,739,951     17,242,088

                                                  ____________   ____________
       Total utility plant                         524,912,526    455,420,912
 Less accumulated depreciation and amortization     87,456,550     82,128,023

                                                  ____________   ____________
       Utility plant-net                           437,455,976    373,292,889

                                                  ____________   ____________



Non-utility Property                                    85,690         87,582

                                                  ____________   ____________



Funds Held by Trustee for Construction
 Expenditures (Note 2)                                                382,306

                                                                 ____________



Current Assets:
 Cash and cash equivalents                           1,485,115      3,263,456
 Customer and other accounts receivable
  (less reserve: 1993, $434,000; 1992, $377,000)    12,350,802     11,887,985
 Unbilled revenues                                   7,161,483      7,248,322
 Materials and supplies-at average cost              1,724,969      1,623,702
 Prepaid insurance, taxes, other                     1,410,401      1,603,955
 Prepaid federal income taxes                        1,344,630

                                                  ____________   ____________
       Total current assets                         25,477,400     25,627,420

                                                  ____________   ____________



Deferred Charges (Note 7):
 Prepaid pension expense (Note 10)                     926,142      1,003,145
 Abandonments                                           76,049        152,097
 Waste residual management                             325,785        587,589
 Unamortized debt and preferred stock expenses       8,902,271      8,025,677
 Taxes recoverable through future rates (Note 3)    26,339,057     26,643,663
 Postretirement benefit expense (Note 10)            2,077,051      1,004,556
 Purchased water under recovery - net                  314,128
 Other unamortized expenses                            868,365        598,179

                                                  ____________   ____________
       Total deferred charges                       39,828,848     38,014,906

                                                  ____________   ____________
           Total                                  $502,847,914   $437,405,103

                                                  ____________   ____________

                                                  ____________   ____________


See Notes to Consolidated Financial Statements.


                                    -3-
Elizabethtown Water Company and Subsidiary                        APPENDIX I

Consolidated Balance Sheets

                                                           December 31,

                                                  ____________________________
Capitalization and Liabilities                        1994           1993

                                                  ____________   ____________

Capitalization (Notes 4 and 5):
Common shareholder's equity                      $151,624,255   $125,764,979
 Cumulative preferred stock                         12,000,000     12,000,000
 Long-term debt-net                                141,908,430    141,909,533

                                                  ____________   ____________
       Total capitalization                        305,532,685    279,674,512

                                                  ____________   ____________



Current Liabilities:
 Notes payable-banks (Note 5)                       23,000,000              0
 Long-term debt-current portion (Note 4)                42,000         42,000
 Accounts payable and other liabilities             18,165,522      9,589,716
 Customers' deposits                                   278,895        276,497
 Municipal and state taxes accrued                  12,831,524     12,569,445
 Federal income taxes accrued                                         704,771
 Interest accrued                                    2,828,464      2,699,483
 Preferred stock dividends accrued                      59,000         89,178

                                                  ____________   ____________
       Total current liabilities                    57,205,405     25,971,090

                                                  ____________   ____________



Deferred Credits:
 Customer advances for construction                 45,554,476     45,149,522
 Federal income taxes (Note 3)                      60,109,244     55,955,366
 Unamortized investment tax credits                  8,650,537      8,852,487
 Emergency water projects                                             127,704
 Accumulated postretirement benefits (Note 10)       2,077,051      1,004,556

                                                  ____________   ____________
       Total deferred credits                      116,391,308    111,089,635

                                                  ____________   ____________



Contributions in Aid of Construction                23,718,516     20,669,866

                                                  ____________   ____________

Commitments and Contingent Liabilities (Note 9)

                                                  ____________   ____________
           Total                                  $502,847,914   $437,405,103

                                                  ____________   ____________

                                                  ____________   ____________


See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I


Statements of Consolidated Capitalization

                                                            December 31,

                                                   ____________________________
                                                       1994            1993

                                                   ____________    ____________

  Common Shareholder's Equity (Notes 4 and 5):
   Common stock without par value, authorized,
   10,000,000 shares; issued 1994 and 1993,
   1,974,902 shares                               $ 15,740,602    $ 15,740,602
   Paid-in capital                                  88,868,632      63,522,594
   Capital stock expense                              (484,702)       (484,702)
   Retained earnings                                47,499,723      46,986,485

                                                  ____________    ____________
     Total common shareholder's equity             151,624,255     125,764,979

                                                  ____________    ____________


  Cumulative Preferred Stock (Note 4):
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued  and
    outstanding, 120,000 shares                     12,000,000

                                                  ____________


  Cumulative Preferred Stock-Redeemable (Note 4):
   $100 par value, authorized, 200,000
    shares; $8.75 series, issued  and
    outstanding, 120,000 shares                                     12,000,000

                                                                  ____________


  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued


  Elizabethtown Water Company:
   7.20% Debentures, due 2019                       10,000,000      10,000,000
   7 1/2% Debentures, due 2020                      15,000,000      15,000,000
   6.60% Debentures, due 2021                       10,500,000      10,500,000
   6.70% Debentures, due 2021                       15,000,000      15,000,000
   8 3/4% Debentures, due 2021                      27,500,000      27,500,000
   8% Debentures, due 2022                          15,000,000      15,000,000
   7 1/4% Debentures, due 2028                      50,000,000      50,000,000


  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)           144,300         186,300

                                                  ____________    ____________
    Total long-term debt                           143,144,300     143,186,300
    Unamortized discount-net                        (1,235,870)     (1,276,767)

                                                  ____________    ____________
    Total long-term debt-net                       141,908,430     141,909,533

                                                  ____________    ____________
          Total capitalization                    $305,532,685    $279,674,512

                                                  ____________    ____________

                                                  ____________    ____________


See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I

Statements of Consolidated Shareholder's Equity


                                              Year Ended December 31,

                                      _______________________________________
                                         1994          1993           1992

                                      ____________   ___________   ___________


Common Stock:                         $ 15,740,602  $ 15,740,602  $ 15,740,602

                                      ____________  ____________  ____________


Paid-in Capital:
 Balance at Beginning of Year           63,522,594    43,713,297    28,381,584
 Capital contributed by parent company  25,346,038    19,809,297    15,331,713

                                      ____________  ____________  ____________
 Balance at End of Year                 88,868,632    63,522,594    43,713,297

                                      ____________  ____________  ____________


Capital Stock Expense:                    (484,702)     (484,702)     (484,702)

                                      ____________  ____________  ____________


Retained Earnings:
 Balance at Beginning of Year           46,986,485    44,054,327    42,239,144
 Income Before Preferred Stock
  Dividends                             14,223,142    14,832,519    12,149,343
 Dividends on Common Stock             (12,855,857)  (10,850,361)   (9,284,160)
 Preferred Stock Dividends                (854,047)   (1,050,000)   (1,050,000)

                                      ____________  ____________  ____________
 Balance at End of Year                 47,499,723    46,986,485    44,054,327

                                      ____________  ____________  ____________

Total Common Shareholder's Equity     $151,624,255  $125,764,979  $103,023,524

                                      ____________  ____________  ____________

                                      ____________  ____________  ____________



See Notes to Consolidated Financial Statements.

Elizabethtown Water Company and Subsidiary                         APPENDIX I

Statements of Consolidated Cash Flows
                                                  Year Ended December 31,

                                          _____________________________________
                                             1994         1993         1992

                                          ___________  ___________ ____________
Cash Provided by Operating Activities:
Income Before Preferred Stock Dividends $ 14,223,142 $ 14,832,519 $ 12,149,343 Adjustments to reconcile net income to net cash provided by operating
activities:
 Depreciation                              7,860,180    7,285,309    6,654,986
 Gain on sale of land                                    (122,400)
 (Increase) decrease in deferred charges  (1,046,053)  (2,878,971)      92,070
 Deferred income taxes and investment
  tax credits-net                          4,256,534    3,332,558    2,685,426
 Allowance for debt and equity funds
  used during construction (AFUDC)        (2,045,234)    (837,234)  (1,215,916)
 Other operating activities-net             (130,902)    (449,792)    (182,669)
 Change in current assets and liabilities
  excluding cash, short-term investments
  and current portion of debt:
   Customer and other accounts receivable   (462,817)    (840,485)   1,308,263
   Unbilled revenues                          86,839     (688,601)    (164,241)
   Accounts payable and other liabilities  8,548,026      669,078     (934,312)
   Accrued/prepaid interest and taxes     (1,464,787)     232,741      678,208
   Other                                    (101,266)      (6,870)       3,473

                                        ____________ ____________ ____________
Net cash provided by operating activities 29,723,662   20,527,852   21,074,631

                                        ____________ ____________ ____________
Cash Provided by Financing Activities:
Decrease in funds held by Trustee for
 construction expenditures                   382,306    8,519,877   12,390,518
Proceeds from issuance of debentures                   50,000,000   15,000,000
Proceeds from issuance of preferred stock 12,000,000
Redemption of preferred stock            (12,000,000)
Capital contributed by parent company     25,346,038   19,809,297   15,331,713
Repayment of long-term debt                  (42,000) (50,042,000)  (9,042,000)
Contributions and advances for
 construction-net                          3,453,604    1,909,905    3,066,832
Net increase (decrease) in notes
 payable-banks                            23,000,000   (5,500,000) (13,000,000)
Dividends paid on common and
 preferred stock                         (13,661,332) (11,900,361) (10,334,160)

                                        ____________ ____________ ____________
Net cash provided by financing
   activities                             38,478,616   12,796,718   13,412,903

                                        ____________ ____________ ____________
Cash Used for Investing Activities:
Utility plant expenditures (excluding
 AFUDC)                                  (69,980,619) (32,501,865) (33,292,602)
Proceeds from sale of land                                131,000

                                        ____________ ____________ ____________
Net cash used for investing activities   (69,980,619) (32,370,865) (33,292,602)

                                        ____________ ____________ ____________
Net Increase (Decrease) in Cash and
 Cash Equivalents                         (1,778,341)     953,705    1,194,932
Cash and Cash Equivalents at
 Beginning of Year                         3,263,456    2,309,751    1,114,819

                                        ____________ ____________ ____________
Cash and Cash Equivalents at End of Year$  1,485,115 $  3,263,456 $  2,309,751

                                        ____________ ____________ ____________

                                        ____________ ____________ ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)  $  9,952,838 $ 11,837,347 $ 10,970,625
  Income taxes                             6,771,254    5,881,008    3,875,774
  Preferred stock dividends             $    805,475 $  1,050,000 $  1,050,000

See Notes to Consolidated Financial Statements.
                                        -7-



              ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Elizabethtown Water Company (Elizabethtown or Company) and its wholly owned subsidiary, The Mount Holly Water Company (Mount Holly), the consolidated entity referred to herein as Elizabethtown Water Company, is a wholly owned subsidiary of E'town Corporation (E'town or Corporation). E'town, a New Jersey holding company, is the parent company of Elizabethtown Water Company and E'town Properties, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation

     The consolidated financial statements include Elizabethtown and its subsidiary, Mount Holly. Significant intercompany accounts and transactions have been eliminated. Elizabethtown and Mount Holly are regulated water utilities and follow the Uniform System of Accounts, as adopted by the New Jersey Board of Public Utilities (BPU).

     Utility Plant and Depreciation

     Income is charged with the cost of labor, materials and other expenses incurred in making repairs and minor replacements and in maintaining the properties. Utility plant accounts are charged with the cost of improvements and major replacements of property. When depreciable property is retired or otherwise disposed of, the cost thereof, plus the cost of removal net of salvage, is charged to accumulated depreciation. Depreciation generally is computed on a straight-line basis at functional rates for various classes of assets. The provision for depreciation, as a percentage of average depreciable property, was 1.75% for 1994, 1.74% for 1993 and 1.72% for 1992.

     Allowance for Funds Used During Construction

     Elizabethtown capitalizes, as an appropriate cost of utility plant, an Allowance for Funds Used During Construction (AFUDC), which represents the cost of financing major projects during construction. AFUDC is added to the construction cost of the project and included in rate base and then recovered in rates during the project's useful life. AFUDC is comprised of a debt component (credited to Interest Charges), and an equity component (credited to Other Income) in the Statements of Consolidated Income (See Note 8). The equity component considers the increased reliance on equity contributions to Elizabethtown from E'town's stock sales. Such equity contributions have become an integral part of the financing of Elizabethtown's construction program. AFUDC totaled $2,045,234, $837,234 and $1,215,916 for
     1994, 1993 and 1992, respectively.

                                   -8-
     Revenues

     Revenues are recorded based on the amounts of water delivered to customers through the end of each accounting period. This includes an accrual for unbilled revenues for water delivered from the time meters were last read to the end of the respective accounting periods.

     Federal Income Taxes

     Elizabethtown Water Company files a consolidated federal tax return with E'town and E'town Properties, Inc. Deferred income taxes are provided for timing differences in the recognition of revenues and expenses for tax and financial statement purposes to the extent permitted by the BPU. Elizabethtown and Mount Holly account for prior years' investment tax credits by the deferral method, which amortizes the credits over the lives of the respective assets.

     Customer Advances for Construction and Contributions in Aid of
     Construction

     Customer Advances for Construction and Contributions in Aid of Construction represent capital provided by developers for main extensions to new real estate developments. Some portion of Customer Advances for Construction is refunded based upon the revenues that the new developments generate. Contributions in Aid of Construction are Customer Advances for Construction that are no longer subject to refund.

     Preferred Stock Dividends

     The amortization of a premium of $1,050,000, paid in March 1994, on the redemption of Elizabethtown's $8.75 Cumulative Preferred Stock, is recorded as Preferred Stock Dividends in the Statements of Consolidated Income. The premium is being amortized over 10 years for ratemaking purposes (See Note 4).


     Funds Held by Trustee for Construction Expenditures

     Proceeds from New Jersey Ecomomic Development Authority financings were held in trust until such time as qualified project expenditures were incurred. Income received from the investment of the trust fund assets was recorded as an offset to the related interest expense.

     Cash Equivalents

     Elizabethtown Water Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

                                   -9-
     Reclassification

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   FEDERAL INCOME TAXES

     The computation of federal income taxes and the reconciliation of the tax provision computed at the federal statutory rate (35% in 1994 and 1993 and 34% in 1992) with the amount reported in the Statements of Consolidated Income follow:

                                                   1994     1993     1992
                                                   ----------------------
                                                   (Thousands of Dollars)

     Tax expense at statutory rate ........        $7,573   $7,962  $6,178
     Items for which deferred taxes
      are not provided:
       Capitalized interest ...............            (2)      (2)     (3)
       Difference between book and tax
         depreciation .....................            92       81      66
       Investment tax credits..............          (209)    (208)   (210)
       Other...............................           (40)      84     (10)
                                                   ------   ------  ------
     Provision for federal income taxes....        $7,414   $7,917  $6,021
                                                   ======   ======  ======
     The provision for federal income taxes
      is composed of the following:
     Current ..............................        $5,087   $5,926  $5,318
     Tax collected on main extensions .....        (1,931)  (1,341) (1,982)
     Deferred:
       Tax depreciation....................         3,366    3,222   2,980
       Alternative minimum tax.............                           (412)
       Capitalized interest................           384       72     118
       Main cleaning and lining............           396      323     271
      Other...............................            314      (91)    (70)
     Investment tax credits-net............          (202)    (194)   (202)
                                                   ------   ------  ------
     Total provision ......................        $7,414   $7,917  $6,021
                                                   ======   ======  ======

     Effective January 1, 1993, Elizabethtown Water Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." SFAS 109 established accounting rules that change the manner in which income tax expense is determined for accounting purposes. SFAS 109 utilizes a liability method under which deferred taxes are provided at the enacted statutory rate for all temporary differences between financial statement earnings amounts and the tax basis of existing assets or liabilities.

     In connection with the adoption of SFAS 109, Elizabethtown Water Company and Mount Holly recorded additional deferred taxes for water utility temporary differences not previously recognized. The increased deferred tax liability was offset by a corresponding asset representing the future revenue expected to be recovered through rates based on established regulatory practice permitting such recovery.

                                   -10-
     In accordance with SFAS 109, deferred tax balances have been reflected at E'town's current consolidated federal income tax rate, which is 35%. The increase in the statutory tax rate from 34% to 35% in 1993 resulted in the recognition of additional federal income tax expense of $168,798 and an additional deferred federal income tax liability of $100,744 in 1993. The net deferred income tax liability as of December 31, 1994 and 1993 is comprised of the following:
                                                  1994       1993
                                              ----------------------
                                              (Thousands of Dollars)

     Deferred tax assets                       $  3,585    $  3,804
     Deferred tax liabilities                   (63,694)    (59,759)
                                               --------    --------
     Net deferred income tax liabilities       $(60,109)   $(55,955)
                                               ========    ========

     The tax effect of significant temporary differences representing deferred income tax assets and liabilities as of December 31, 1994 and 1993 is as follows:

                                                  1994        1993
                                               ----------------------
                                               (Thousands of Dollars)

     Water utility plant--net                  $(53,517)  $(49,582)
     Taxes recoverable through future rates      (9,219)    (9,326)
     Investment tax credit                        3,028      3,098
     Prepaid pension expense                       (324)      (351)
     Other assets                                   557        706
     Other liabilities                             (634)      (500)
                                               --------   --------
     Net deferred income tax liabilities       $(60,109)  $(55,955)
                                               ========   ========

4.   CAPITALIZATION

     In May 1994, E'town issued 690,000 shares of common stock for net proceeds of $18,218,471. The net proceeds were used to fund an equity contribution to Elizabethtown of $16,000,000. This contribution has been used to partially fund Elizabethtown's construction program, the predominant portion of which relates to the Canal Road Water Treatment Plant (Plant) (See Note 9).

     E'town routinely makes an equity contribution to Elizabethtown which represents the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). Amounts contributed for 1994 and 1993 were $7,146,038 and $6,009,298, respectively.

     In May 1993, E'town issued 575,000 shares of common stock for net proceeds of $16,591,927. The net proceeds were used to fund equity contributions to Elizabethtown of $11,000,000 in May 1993 and $2,800,000 in September 1993. Elizabethtown used a portion of such contributions to repay $7,000,000 of short-term bank debt incurred for construction expenditures.


                                   -11-
     Cumulative Preferred Stock

     In March 1994, Elizabethtown issued 120,000 shares of $100 par value, $5.90 Cumulative Preferred Stock for proceeds of $12,000,000 at an effective rate of 7.37%. The proceeds were used to redeem $12,000,000 of the Company's $8.75 Cumulative Preferred Stock. The redemption premium of $1,050,000 was paid from general Company funds and is being amortized over 10 years for ratemaking purposes (See Note 2).

     The $5.90 Cumulative Preferred Stock is not redeemable at the option of Elizabethtown. Elizabethtown is required to redeem all 120,000 shares of the Preferred Stock on March 1, 2004 at $100 per share.

     Long-term Debt

     Elizabethtown's long-term debt indentures restrict the amount of retained earnings available to Elizabethtown to pay cash dividends (which is the primary source of funds available to the Corporation for payment of dividends on its common stock) or acquire Elizabethtown's common stock, all of which is held by E'town. At December 31, 1994, $7,816,323 of Elizabethtown's retained earnings were restricted under the most restrictive indenture provision. Therefore, $39,683,400 of retained earnings were unrestricted.

     In November 1993, Elizabethtown issued $50,000,000 of 7 1/4% Debentures due November 1, 2028. The proceeds of the issue were used to redeem $30,000,000 of the Company's 8 5/8% Debentures due 2007 and $20,000,000 of the Company's 10 1/8% Debentures due 2018. The aggregate redemption premiums of $2,681,000 were paid from general Company funds.

5.   LINES OF CREDIT

     Elizabethtown has executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks which replaces its uncommitted lines of credit. The Agreement provides up to $60,000,000 in revolving short-term financing which, together with internal funds, proceeds of future issuances of debt and preferred stock by Elizabethtown and capital contributions from E'town, is expected to be sufficient to finance Elizabethtown's and Mount Holly's capital needs, which are estimated to be $169.4 million through 1997. At December 31, 1994, Elizabethtown had borrowings outstanding of $23,000,000 under the Agreement at interest rates from 5.6% to 6.4%, at a weighted average rate of 6.1%.

     The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year, fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain

                                   -12-
     a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1.

     Elizabethtown has $15,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement.

     Information relating to bank borrowings for 1994, other than under the Agreement, and borrowings for 1993 and 1992, is as follows:
                                             1994      1993      1992
                                             ------------------------
                                              (Thousands of Dollars)

     Maximum amount outstanding..........   $10,000  $7,000   $27,500
     Average monthly amount outstanding..   $   583  $2,062   $15,457
     Average interest rate at year end...       (A)     (A)       4.1%
     Compensating balances at year end...   $    0   $  195   $   205
     Weighted average interest rate based
      on average daily balances..........      4.4%     3.8%      4.6%
     (A) No outstanding bank borrowings at year end.

6.   FINANCIAL INSTRUMENTS

     The carrying amounts and the estimated fair values, as of December 31, 1994 and 1993 of financial instruments issued or held by Elizabethtown Water Company, are as follows:

                                                1994           1993
                                               ----------------------
                                               (Thousands of Dollars)
     Cumulative preferred stock (1):
     Carrying amount                           $ 12,000        $ 12,000
     Estimated fair value                        10,860          13,020

     Long-term debt (1):
     Carrying amount                           $141,908        $141,910
     Estimated fair value                       129,355         155,097

     (1) Estimated fair values are based upon quoted market prices for these or similar securities.

7.   DEFERRED CHARGES AND CREDITS

     Abandonments

     The abandonment cost of a small filter plant has been deferred and is being amortized for ratemaking purposes over a 10-year period ending in 1995.

     Waste Residual Management

     The costs of the waste residual management programs are being amortized over three-year periods for ratemaking purposes.


                                          -13-
     Purchased Water Under Recovery-Net

     As discussed in Note 8, in June 1994, the BPU approved a Purchased Water Adjustment Clause (PWAC) which allows Elizabethtown to reflect in rates the effect of differences in consumption billed for the PWAC and the volume of water purchased by Elizabethtown from the New Jersey Water Supply Authority (NJWSA) since the Company's last base rate case. A deferral of $314,128 has been recorded which represents an amount not yet recovered in rates under the PWAC.

     No return is being earned on the above deferred charge balances.

     Unamortized Debt and Preferred Stock Expenses

     Costs incurred in connection with the issuance or redemption of long-term debt have been deferred and are being amortized over the lives of respective issues for ratemaking purposes. Costs incurred in connection with the issuance and redemption of preferred stock have been deferred and are being amortized over a 10-year period for ratemaking purposes (See Note 2).

8.   REGULATORY MATTERS

     Rates

     On January 24, 1995 the BPU approved a stipulation (1995 Stipulation) for a rate increase of $5,300,000, or 5.34%, effective
     February 1, 1995. The 1995 Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the current service cost portion of the obligation accrued under SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company (See Note 10). The rate increase will cover the cost to finance $62,000,000 of construction projects that were not reflected in the rates last established in March 1993. These projects include treatment, transmission and storage facilities needed to ensure that Elizabethtown continues to meet the Safe Drinking Water Act regulations on water quality and service. The increase will offset costs for power, labor and benefits, primarily medical. The 1995 Stipulation provides for an increase in depreciation rates resulting in an increase in depreciation expense of approximately $469,000.
     The 1995 Stipulation also requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended January 31, 1996. If a lesser ratio is maintained, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case. The Company expects to sustain an average of common equity to total capitalization in excess of 45.1% for such 12-month period.

     On January 11, 1995, Elizabethtown filed with the BPU for a rate increase of $886,166 for a change in the Purchased Water Adjustment Clause (PWAC) rate based on a proposed change in the unit cost of water purchased from the NJWSA, to be effective July 1, 1995. This procedure, established by BPU rules, allows Elizabethtown to reflect
                                      -14-
     in rates the change in the cost of water purchased from the NJWSA without a complete rate case. Included in this request is the amortization of the anticipated balance, as of July 1, 1995, of the net under-recovery from the 1994 PWAC of $440,526. A decision is expected by the BPU prior to July 1, 1995 (See Note 9).

     In June 1994, the BPU approved a Stipulation for an increase in rates under a PWAC. The Stipulation resulted in an increase in rates, effective July 1, 1994, of $334,611.

     In the second quarter of 1995, Mount Holly expects to petition the BPU for an increase in rates to take place in two phases. The first phase is necessary to recover costs to finance construction projects that were not reflected in rates last established in October 1986. The proposed increase will also seek recovery of increased costs for various operations and maintenance expenses since 1986. The second phase includes a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly to supply a substantial portion of its customers. This project is deemed to be the most cost-effective alternative available to Mount Holly as a result of state legislation which restricts the amount of water that can be withdrawn from the aquifer in certain areas of Southern New Jersey. The project is currently estimated to cost $16,500,000. A decision by the BPU on Mount Holly's petition would be expected by the end of 1995.

     In August 1993, the BPU approved a stipulation (1993 Plant Stipulation) signed by the parties to the Company's petition relating to the Canal Road Water Treatment Plant (Plant). The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimates regarding the Plant's cost, at that time of $87,000,000, and construction period are reasonable (See Note 9). The 1993 Plant Stipulation authorizes the Company to levy a rate surcharge if the Company's pre-tax interest coverage ratio for any 12-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior 12 months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for 12 months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%.

     In March 1993, the BPU approved a stipulation for a rate increase of $5,000,000, effective as of that date.

     Main Extension Refunds

     In a case captioned Van Holten, et al v. Elizabethtown Water Company, (Van Holten) several developers petitioned the BPU in 1984 and 1985 seeking an Order which would require Elizabethtown to refund to the

                                   -15-
     developers all of their on-site and off-site customer advances for construction. For on-site mains, Elizabethtown received a final BPU decision in September 1987, requiring refunds in accordance with the BPU's suggested refund formula, which was less than the amounts requested by the developers. For the off-site mains, the developers were denied any refund. The developers appealed the BPU decision to the Appellate Division of the New Jersey Superior Court (Appellate Division), which in October 1988 upheld the decision of the BPU.

     Since 1986, additional petitions dealing with this issue have been filed by other developers. In these additional proceedings, all parties have agreed to abide by the final decision of the New Jersey Supreme Court in the Van Holten case. For all customer advances, Elizabethtown has and will continue to make the refunds in accordance with the BPU's suggested refund formula.

     In response to an appeal of the 1988 Appellate Division decision, in August 1990, the New Jersey Supreme Court (Court) rendered a decision upholding the BPU's authority to implement what the BPU had established as an appropriate refund formula in the Van Holten case.

     The BPU's suggested formula provides for a refund of 2 1/2 times the annual revenues for each metered connection. Although the Court ruled that the BPU has the jurisdiction to determine what is an appropriate refund formula, it remanded the case to the BPU to further develop the record on why the BPU deemed the 2 1/2 times formula to be appropriate in the Van Holten case.

     In June 1991, the BPU issued an Order on Remand reaffirming the 2 1/2 times annual revenue formula. Addressing the reasonableness of this formula, the BPU indicated in its decision that the 2 1/2 times formula fairly allocates the costs of the main extensions among the developers, Elizabethtown and the rate payers. Again, developers appealed the Order on Remand to the Appellate Division, and in December 1992, the Appellate Division remanded the matter to the BPU for more complete findings and statements of reasons in support of its decision.

     By Order on Remand dated January 19, 1994, the BPU again deemed the
     2 1/2 times formula to be appropriate in the Van Holten case. In addition to the previous rationale it gave for employing this formula in this case, the BPU indicated that on a per-customer basis, the initial cost of the extension was, in most instances, far higher than Elizabethtown's average cost of plant invested for existing customers at the time petitions were filed in 1984. Therefore, a full refund would clearly result in a significant subsidization of the developers by Elizabethtown's existing customers. The BPU concluded that such a subsidization would be unjust and unreasonable.

                                   -16-
     On February 23, 1994, the developers appealed the January 19, 1994 BPU Order on Remand to the Appellate Division. On February 1, 1995, the Appellate Division affirmed the BPU Remand dated January 19, 1994. On February 14, 1995, the developers appealed the decision to the New Jersey Supreme Court.

     The maximum potential refund for the Van Holten case, and all subsequently filed cases, is approximately $2,500,000, which would be capitalized and, therefore, would not have a material adverse effect on earnings. Management believes the final outcome of this matter will be favorable and no additional refunds will be necessary.

9.   COMMITMENTS

     Elizabethtown is obligated, under a contract that expires in 2013, to purchase from the NJWSA a minimum of 37 billion gallons of water annually. The Company purchases additional water from the NJWSA on an as-needed basis. Effective July 1, 1995, the annual cost under the contract will be $8,857,389. The total cost of water purchased from the NJWSA, including additional water purchased on an as-needed basis, was $8,987,472, $8,819,212 and $7,827,058 for 1994, 1993 and 1992,
     respectively.

     The following is a schedule by years of future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 31, 1994:
                                           1994
                                   ----------------------
                                   (Thousands of Dollars)

                        1995                $  886
                        1996                   907
                        1997                   869
                        1998                    12
                        1999                     0
                                            ------
                        Total               $2,674
                                            ======

     Rent expense totaled $829,562, $789,636 and $719,624 for 1994, 1993 and 1992, respectively.

     Capital expenditures through 1997 are estimated to be $169.4 million for Elizabethtown's and Mount Holly's utility plant.

     Canal Road Water Treatment Plant

     In April 1994, following a competitive bidding process, Elizabethtown executed a lump-sum contract for the construction of the Canal Road Water Treatment Plant. The project is currently estimated to cost $100,000,000, excluding AFUDC. The Company has expended $38,393,301, excluding AFUDC of $2,018,698, as of December 31, 1994. Construction is expected to be completed in mid-1996.

                                        -17-
 10.  PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS
      Elizabethtown has a trusteed, noncontributory Retirement Plan (Plan), which covers most employees. Under the Company's funding policy, the Company makes contributions that meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The components of the net pension costs (credits) are as follows:

                                                       1994     1993      1992
                                                    ---------------------------
                                                       (Thousands of Dollars)

            Service cost-benefits earned during
             the year .............................  $1,052   $  899    $  843
            Interest cost on projected benefit
             obligation ...........................   1,946    1,973     1,836
            Return on Plan assets .................     939   (1,409)     (970)
            Net amortization and deferral .........  (3,860)  (1,658)   (2,235)
                                                     ------   ------    ------
            Net pension costs (credits) ...........  $   77   $ (195)   $ (526)
                                                     ======   ======    ======

      Plan assets are invested in publicly traded debt and equity securities. The reconciliations of the funded status of the Plan to the amounts recognized in the Consolidated Balance Sheets are presented below:


                                                            1994     1993
                                                        ----------------------
                                                        (Thousands of Dollars)

     Market value of Plan assets .....................     $30,810  $33,032
                                                           -------  -------
     Actuarial present value of Plan benefits:
     Vested benefits ...............................        20,776   20,708
     Non-vested benefits ...........................           157      227
                                                           -------  -------
     Accumulated benefit obligation ................        20,933   20,935
     Projected increases in compensation levels ....         5,642    6,541
                                                           -------  -------
     Projected benefit obligation ....................      26,575   27,476
                                                           -------  -------
     Excess of Plan assets over projected benefit
      obligation .....................................       4,235    5,556
     Unrecognized net gain ...........................      (1,337)  (2,403)
     Unrecognized prior service cost .................         451      539
     Unrecognized transition asset ...................      (2,423)  (2,689)
                                                           -------  -------
     Prepaid pension expense..........................     $   926  $ 1,003
                                                           =======  =======

     The assumed rates used in determining the actuarial present value of the projected benefit obligations were as follows:
                                                            1994      1993
                                                          ------------------

     Discount rate ...................................     8.00%     7.00%
     Compensation increase ...........................     5.50%     5.50%
     Rate of return on Plan assets ...................     8.50%     8.50%

     Elizabethtown and Mount Holly provide certain health care and life insurance benefits for substantially all of their retired employees.

                                        -18-
     Effective January 1, 1993, Elizabethtown Water Company adopted SFAS 106. Under SFAS 106, the cost of postretirement benefits are accrued for each year the employee renders service, based on the expected cost of providing such benefits to the employee and the employee's beneficiaries and covered dependents rather than expensing these benefits on a pay-as-you-go basis for retired employees.

     Based upon an independent actuarial study, the transition obligation, calculated under SFAS 106, which Elizabethtown Water Company has not funded, was $7,214,736 as of January 1, 1993. The transition obligation is being amortized over 20 years. The following table details the unfunded postretirement benefit obligation at December 31, 1994 and 1993:

                                                   1994       1993
                                               ----------------------
                                               (Thousands of Dollars)

     Retirees                                     $2,457     $3,133
     Fully eligible plan participants              5,080      5,403
                                                  ------     ------
     Accumulated postretirement benefit
       obligation                                  7,537      8,536
     Plan assets at fair value                         0          0
     Unrecognized net gain                         1,033       (677)
     Unrecognized transition obligation           (6,493)    (6,854)
                                                  ------     ------
     Accrued postretirement benefit
        obligation                                $2,077     $1,005
                                                  ======     ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of De-cember 31, 1994, and for 1994, was 12%. This rate decreases linearly each successive year until it reaches 5% in 2003, after which the rate remains constant. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993 and for the years 1994 and 1993 was 8.0%, 7.0%, 7.0% and 8.5%, respectively. A single percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, and net postretirement service and interest cost by approximately $2,280,000 and $138,000, respectively.

     Based upon the independent actuarial study referred to above, the annual postretirement cost calculated under SFAS 106 for 1994 and 1993 is as follows:
                                                 1994         1993
                                               ----------------------
                                               (Thousands of Dollars)
     Service cost - benefits earned
       during the year                         $  369       $  249
     Interest cost on accumulated
       postretirement benefit obligation          592          602
     Amortization of transition obligation        361          361
                                               ------       ------
       Total                                    1,322        1,212
     Deferred amount for pending recovery      (1,072)      (1,005)
                                               ------       ------
     Net postretirement benefit expense        $  250       $  207
                                               ======       ======

                                        -19-
     The rate increase for the 1995 Stipulation includes as an allowable expense the pay-as-you-go portion of postretirement benefits as well as the current service cost, and requires that the current service cost be funded. The 1995 Stipulation allows Elizabethtown to defer the amount accrued in excess of these amounts for consideration in future rate cases. Mount Holly currently has BPU approval to defer the amount accrued in excess of the pay-as-you-go portion of its expenses calculated under SFAS 106. Generally accepted accounting principles permit this regulatory treatment, provided deferrals are not accumulated for a period of more than five years. As of December 31, 1994, the amount that has been deferred is $2,077,051.

     Recovery of deferred postretirement costs will be requested in Elizabethtown's and Mount Holly's next base rate cases. Management believes that Elizabethtown and Mount Holly will recover the deferred postretirement costs in future rates.

11.  LEGAL MATTERS

     As reported during 1994, a developer asserted in a suit filed in 1991 against Elizabethtown that the Company failed to install facilities necessary to provide water service to a new development in a timely manner. The developer further asserted that this delay took place during a period of generally declining real estate values, thereby allegedly preventing the developer from selling his lots at more favorable prices. The developer alleged that his economic losses from the decline in real estate values were $4,000,000.

     In November 1994, the Company settled this matter by paying the developer $1,750,000. As part of the settlement, the developer agreed that part of this payment represented a refund of funds deposited under a main extension loan agreement for the construction of the facilities. In addition, the Company has applied a portion of the settlement against an insurance reserve. The effect on earnings is $932,203 or $605,932 net of federal income taxes. The Company will seek recovery from its insurance carriers.

     Several lawsuits have been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. Management cannot now predict the outcome of this litigation.

12.  RELATED PARTY TRANSACTIONS

     The Company enters into various transactions with E'town and E'town Properties, Inc. Elizabethtown provides administrative and accounting services to these affiliates which are billed on a monthly basis; effective in 1994, Elizabethtown is billed for financial services by E'town.

                                     -20-
     The total of all intercompany billings was $426,944, $278,191 and $270,439 for 1994, 1993 and 1992, respectively. In addition, various expenditures are made to vendors which are common to the entities. Each entity absorbs its proportionate share of the costs.

13.  QUARTERLY FINANCIAL DATA (Unaudited)

     A summary of financial data for each quarter of 1994 and 1993 follows:

                                         Income Before    Earnings
                  Operating   Operating   Preferred     Applicable to
     Quarter      Revenues     Income   Stock Dividends  Common Stock
     ----------------------------------------------------------------
                   (Thousands of Dollars Except Per Share Amounts)

     1994
      1st           $ 24,657     $ 5,579     $ 3,082     $ 2,832
      2nd             25,208       5,945       3,484       3,281
      3rd             27,370       6,976       4,093       3,890
      4th             24,798       5,684       3,564       3,366
                    --------     -------     -------     -------
      Total         $102,033     $24,184     $14,223     $13,369
                    ========     =======     =======     =======

     1993
      1st           $ 22,136     $ 5,465     $ 2,637     $ 2,374
      2nd             24,865       6,715       3,916       3,654
      3rd             28,947       8,169       5,527       5,264
      4th             24,048       5,442       2,753       2,491
                    --------     -------     -------     -------
      Total         $ 99,996     $25,791     $14,833     $13,783
                    ========     =======     =======     =======


     Water utility revenues are subject to a seasonal fluctuation due to normal increased consumption during the third quarter of each year.