Form 10-Q
period 1995-03-31
ELIZABETHTOWN WATER CO /NJ/; ETOWN CORP
filed 1995-05-15
CIK 32379, 764403

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995
                                      OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


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

                                                    Outstanding at
           Class of Common Stock                    March 31, 1995
              E'town Corporation
                 without par value                      6,658,079







                           E'TOWN CORPORATION

                       ELIZABETHTOWN WATER COMPANY

                                  INDEX

                                  _____


_______________________________________________________________________

PART I - FINANCIAL INFORMATION                                   PAGE

______________________________                                   ____

Item 1. Financial Statements

      E'TOWN CORPORATION AND SUBSIDIARIES

      ___________________________________

        - Statements of Consolidated Income                        1-2
        - Consolidated Balance Sheets                               3
        - Statements of Consolidated Capitalization                 5
        - Statements of Consolidated Shareholders' Equity           6
        - Statements of Consolidated Cash Flows                    7-8

      ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

      __________________________________________

        - Statements of Consolidated Income                       9-10
        - Consolidated Balance Sheets                              11
        - Statements of Consolidated Capitalization                13
        - Statements of Consolidated Shareholder's Equity          14
        - Statements of Consolidated Cash Flows                  15-16

      E'TOWN CORPORATION AND SUBSIDIARIES AND

      _______________________________________
       ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY

       __________________________________________

        - Notes to Consolidated Financial Statements               17

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations              23

PART II - OTHER INFORMATION

___________________________

Items 1 Legal Proceedings                                          31







Items 2 - 5                                                        31

Item 6.(a) - Exhibits                                              32
       (b) - Reports on Form 8-K                                   32

SIGNATURES                                                         33



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $ 25,174,395  $ 24,657,389

                                                    ____________  ____________

Operating Expenses:
  Operation                                           10,423,708    10,366,988
  Maintenance                                          1,365,679     1,574,009
  Depreciation                                         2,127,257     1,928,865
  Revenue taxes                                        3,123,259     3,096,397
  Real estate, payroll and other taxes                   725,168       741,735
  Federal income taxes                                 1,564,264     1,436,856

                                                    ____________  ____________
        Total operating expenses                      19,329,335    19,144,850

                                                    ____________  ____________

Operating Income                                       5,845,060     5,512,539

                                                    ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                   618,321       153,874
  Write-down of non-utility property
   and other investments (Note 6)                       (106,826)     (189,722)
  Federal income taxes                                  (211,749)      (24,495)
  Other - net                                             93,502       107,887

                                                    ____________  ____________
        Total other income                               393,248        47,544

                                                    ____________  ____________

Total Operating and Other Income                       6,238,308     5,560,083

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,895,982     2,900,676
  Other interest expense - net                           588,875         3,504
  Capitalized interest                                  (553,970)     (215,659)
  Amortization of debt discount - net                     89,493        85,582

                                                    ____________  ____________
        Total interest charges                         3,020,380     2,774,103

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                         3,217,928     2,785,980
Preferred Stock Dividends                                203,250       249,267

                                                    ____________  ____________
Net Income                                          $  3,014,678  $  2,536,713

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $        .45  $        .45

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $        .45  $        .45

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for






 the Calculation of Earnings Per Share:
 Primary                                               6,635,878     5,683,286

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,938,157     5,994,299

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $        .51  $        .51

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.
                                      -1-



                       E'TOWN CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                        Twelve Months Ended
                                                             March 31,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $102,549,511  $102,517,854

                                                    ____________  ____________

Operating Expenses:
  Operation                                           41,430,562    40,692,842
  Maintenance                                          6,415,442     5,932,836
  Depreciation                                         8,058,572     7,414,591
  Revenue taxes                                       12,775,023    12,816,657
  Real estate, payroll and other taxes                 2,770,179     2,613,346
  Federal income taxes                                 6,896,295     7,557,002

                                                    ___________   ____________
        Total operating expenses                      78,346,073    77,027,274

                                                    ___________   ____________

Operating Income                                      24,203,438    25,490,580

                                                    ___________   ____________

Other Income:
  Litigation settlement                                 (932,203)
  Gain on sale of land                                         0     1,685,521
  Allowance for equity funds used
   during construction                                 1,642,580       516,889
  Write-down of non-utility property
   and other investments                                (398,858)     (373,511)
  Federal income taxes                                  (326,224)     (804,981)
  Other - net                                            618,493       472,275

                                                    ____________  ____________
        Total other income                               603,788     1,496,193

                                                    ____________  ____________

Total Operating and Other Income                      24,807,226    26,986,773

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          11,606,083    12,155,951
  Other interest expense - net                         1,055,409        61,125
  Capitalized interest                                (1,585,977)     (835,280)
  Amortization of debt discount - net                    357,973       281,580

                                                    ____________  ____________
        Total interest charges                        11,433,488    11,663,376

                                                    ____________  ____________

Income Before Preferred Stock Dividends
 of Subsidiary                                        13,373,738    15,323,397
Preferred Stock Dividends                                808,030     1,036,767

                                                    ____________  ____________
Net Income                                          $ 12,565,708  $ 14,286,630

                                                    ____________  ____________

                                                    ____________  ____________

Earnings Per Share of Common Stock:
 Primary                                            $       1.95  $       2.58

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                      $       1.94  $       2.54

                                                    ____________  ____________

                                                    ____________  ____________

Average Number of Shares Outstanding for the Calculation of Earnings Per Share:






 Primary                                               6,445,295     5,531,527

                                                    ____________  ____________

                                                    ____________  ____________
 Fully Diluted                                         6,752,084     5,844,241

                                                    ____________  ____________

                                                    ____________  ____________

Dividends Paid Per Common Share                     $       2.04  $       2.02

                                                    ____________  ____________

                                                    ____________  ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                       March 31,    December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant-At Original Cost:
 Utility plant in service                           $469,604,368   $469,172,575
 Construction work in progress                        67,796,144     55,739,951

                                                    ____________   ____________
       Total utility plant                           537,400,512    524,912,526
 Less accumulated depreciation and amortization       89,502,046     87,456,550

                                                    ____________   ____________
       Utility plant-net                             447,898,466    437,455,976

                                                    ____________   ____________



Non-utility Property and Other
 Investments - Net (Note 6)                           13,446,315     13,468,879

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             5,213,974      4,254,708
 Short-term investments                                   30,622         30,622
 Customer and other accounts receivable
  (less reserve: 1995, $479,603; 1994, $463,000)      13,018,512     12,346,871
 Unbilled revenues                                     7,349,016      7,161,483
 Materials and supplies-at average cost                1,696,107      1,724,969
 Prepaid insurance, taxes, other                       1,144,923      1,410,401
 Prepaid federal income taxes                                           711,860

                                                    ____________   ____________
       Total current assets                           28,453,154     27,640,914

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 847,467        871,181
 Waste residual management                               575,739        325,785
 Unamortized debt and preferred stock expenses         9,384,691      9,490,208
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,201,705      2,077,051
 Purchased water under recovery-net                      293,584        314,128
 Other unamortized expenses                            1,544,990        997,286

                                                    ____________   ____________
       Total deferred charges                         41,187,233     40,414,696

                                                    ____________   ____________

           Total                                    $530,985,168   $518,980,465

                                                    ____________   ____________

                                                    ____________   ____________


See Notes to Consolidated Financial Statements.

                         E'TOWN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS




                                                       March 31,    December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholders' equity                        $153,967,272   $152,970,602
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                153,901,155    154,073,430

                                                    ____________   ____________
       Total capitalization                          319,868,427    319,044,032

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                35,000,000     23,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities               11,472,072     18,249,580
 Customers' deposits                                     306,098        278,895
 Municipal and state taxes accrued                    15,916,284     12,831,524
 Federal income taxes accrued                            917,224
 Interest accrued                                      3,586,659      3,173,468
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      67,299,337     57,634,467

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,875,657     45,554,476
 Federal income taxes                                 62,783,640     62,115,801
 State income taxes                                      162,008        162,008
 Unamortized investment tax credits                    8,617,203      8,650,537
 Accumulated postretirement benefits                   2,368,413      2,100,628

                                                    ____________   ____________
       Total deferred credits                        119,806,921    118,583,450

                                                    ____________   ____________



Contributions in Aid of Construction                  24,010,483     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)
                                                    ____________   ____________
           Total                                    $530,985,168   $518,980,465

                                                    ____________   ____________









                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                      E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                      March 31,     December 31,
                                                        1995            1994

                                                    ___________     ___________
 E'town Corporation:
  Common Shareholders' Equity:
   Common stock without par value, authorized,
   15,000,000 shares; issued 1995, 6,680,111
   shares; 1994, 6,624,663 shares                  $115,499,407    $114,136,195
   Paid-in capital                                    1,315,025       1,315,025
   Capital stock expense                             (4,286,194)     (4,286,194)
   Retained earnings                                 42,073,010      42,439,552
   Less cost of treasury stock; 1995 and
    1994, 22,032 shares                                (633,976)       (633,976)

                                                   ____________    ____________
     Total common shareholders' equity              153,967,272     152,970,602

                                                   ____________    ____________

 Elizabethtown Water Company:
  Cumulative Preferred Stock:
   $100 par value, authorized, 200,000
    shares; $5.90 series, issued and
    outstanding, 120,000 shares                      12,000,000      12,000,000

                                                   ____________    ____________

  Cumulative Preferred Stock:
   $25 par value, authorized, 500,000 shares;
   none issued

 Long-Term Debt:
  E'town Corporation:
   6 3/4% Convertible Subordinated Debentures,
   due 2012                                          11,993,000      12,165,000

  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            133,800         144,300

                                                   ____________    ____________
    Total long-term debt                            155,126,800     155,309,300
    Unamortized discount-net                         (1,225,645)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt-net                      153,901,155     154,073,430

                                                   ____________    ____________

          Total capitalization                     $319,868,427    $319,044,032

                                                   ____________    ____________

                                                   ____________    ____________

See Notes to Consolidated Financial Statements.

                       E'TOWN CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                     Three Months      Year
                                                        Ended         Ended
                                                       March 31,   December 31,
                                                         1995         1994

                                                     ____________  ____________

Common Stock:
  Balance at Beginning of Period                    $114,136,195  $ 87,842,657
   Public sale of common stock (1994,
    690,000 shares)                                                 19,147,500
   Common stock issued under Dividend
    Reinvestment and Stock Purchase Plan
    (1995, 55,448 shares; 1994, 273,159 shares)        1,363,212     7,146,038

                                                    ____________  ____________
  Balance at End of Period                           115,499,407   114,136,195

                                                    ____________  ____________

Paid-in Capital:                                       1,315,025     1,315,025

                                                    ____________  ____________

Capital Stock Expense:
  Balance at Beginning of Period                      (4,286,194)   (3,357,165)
   Expenses incurred for the issuance and
    sale of common stock                                              (929,029)

                                                    ____________  ____________
  Balance at End of Period                            (4,286,194)   (4,286,194)

                                                    ____________  ____________

Retained Earnings:
  Balance at Beginning of Period                      42,439,552    43,207,666
   Net Income                                          3,014,678    12,087,743
   Dividends on common stock (1995,
    $.51; 1994 $2.04)                                 (3,381,220)  (12,855,857)

                                                    ____________  ____________
  Balance at End of Period                            42,073,010    42,439,552

                                                    ____________  ____________

Treasury Stock:                                         (633,976)     (633,976)

                                                    ____________  ____________


                                                    ____________  ____________
Total Common Shareholders' Equity                   $153,967,272  $152,970,602

                                                    ____________  ____________

                                                    ____________  ____________


See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $  3,014,678  $  2,536,713
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         2,127,257     1,928,865
   Write-down of non-utility property and other
    investments                                           106,826       189,722
   Increase in deferred charges                          (647,883)   (1,200,131)
   Deferred income taxes and investment tax
    credits - net                                         634,505       604,521
   Capitalized interest and AFUDC                      (1,172,291)     (369,533)
   Other operating activities-net                         154,591       (16,503)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable              (671,641)      105,430
     Unbilled revenues                                   (187,533)       14,265
     Accounts payable and other liabilities            (6,750,305)   (3,226,520)
     Accrued/prepaid interest and taxes                 5,392,513     3,409,286
     Other                                                 28,863       (88,302)

                                                     ____________  ____________
      Net cash provided by operating activities         2,029,580     3,887,813

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             382,022
 Proceeds from issuance of common stock                 1,363,212     1,777,319
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Repayment of long-term debt                             (182,500)      (73,500)
 Contributions and advances for construction-net          613,148       993,323
 Net increase in notes payable - banks                 12,000,000
 Dividends paid on common stock                        (3,381,220)   (2,892,999)

                                                     ____________  ____________
     Net cash provided by financing activities         10,412,640       186,165

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (11,449,391)   (4,136,238)
 Development costs of land                                (33,563)      (32,142)

                                                     ____________  ____________
     Cash used for investing activities               (11,482,954)   (4,168,380)

                                                     ____________  ____________

Net Increase in Cash and Cash Equivalents                 959,266       (94,402)
Cash and Cash Equivalents at Beginning of Period        4,254,708     7,376,472

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  5,213,974  $  7,282,070

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  2,352,388  $  2,710,702
  Income taxes                                       $      -0-    $  1,025,000
  Preferred stock dividends                          $    177,000  $    303,334

See Notes to Consolidated Financial Statements.

                    E'TOWN CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                               March 31,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Net Income                                          $ 12,565,708  $ 14,286,630
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,058,572     7,414,591
   Write-down of non-utility property and other
    investments                                           398,858       373,511
   Gain on sale of land                                              (1,685,521)
   Increase in deferred charges                          (497,850)   (3,409,282)
   Deferred income taxes and investment tax
    credits - net                                       3,895,401     3,210,789
   Capitalized interest and AFUDC                      (3,228,557)   (1,352,169)
   Other operating activities-net                         239,499      (494,362)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (1,092,528)     (658,070)
     Unbilled revenues                                   (114,959)     (656,745)
     Accounts payable and other liabilities             5,083,138       793,943
     Accrued/prepaid interest and taxes                   901,034     2,172,491
     Other                                                 15,898        51,832

                                                     ____________  ____________
      Net cash provided by operating activities        26,224,214    20,047,638

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   284     8,133,746
 Proceeds from issuance of debentures                                50,000,000
 Proceeds from issuance of common stock                24,950,402    22,959,337
 Repayment of long-term debt                             (483,000)  (50,185,000)
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Contributions and advances for construction-net        3,073,429     1,986,333
 Net increase (decrease) in notes payable - banks      35,000,000    (8,000,000)
 Dividends paid on common stock                       (13,374,256)  (11,298,784)

                                                     ____________  ____________
     Net cash provided by financing activities         49,166,859    13,595,632

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (77,293,772)  (31,702,461)
 Development costs of land                               (165,397)     (194,717)
 Proceeds from sale of land                                           3,450,000

                                                     ____________  ____________
     Cash used for investing activities               (77,459,169)  (28,447,178)

                                                     ____________  ____________
Net (Decrease) Increase in Cash and Cash Equivalents   (2,068,096)    5,196,092
Cash and Cash Equivalents at Beginning of Period        7,282,070     2,085,978

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  5,213,974  $  7,282,070

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $ 10,058,402  $ 11,626,444
  Income taxes                                       $  5,746,254  $  6,206,008
  Preferred stock dividends                          $    679,141  $  1,090,834
See Notes to Consolidated Financial Statements.
                                    -8-



                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME




                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                 $ 25,174,395  $ 24,657,389

                                                   ____________  ____________

Operating Expenses:
  Operation                                           10,263,167    10,214,079
  Maintenance                                          1,365,679     1,574,009
  Depreciation                                         2,127,257     1,928,865
  Revenue taxes                                        3,123,259     3,096,397
  Real estate, payroll and other taxes                   706,003       730,848
  Federal income taxes                                 1,682,820     1,534,387

                                                    ____________  ____________
        Total operating expenses                      19,268,185    19,078,585

                                                    ____________  ____________

Operating Income                                       5,906,210     5,578,804

                                                    ____________  ____________

Other Income:
  Allowance for equity funds used
   during construction                                   618,321       153,874
  Federal income taxes                                  (238,313)      (79,207)
  Other - net                                             62,572        79,087

                                                    ____________  ____________
        Total other income                               442,580       153,754

                                                    ____________  ____________

Total Operating and Other Income                       6,348,790     5,732,558

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                           2,693,561     2,693,373
  Other interest expense - net                           423,742         3,504
  Allowance for debt funds used
   during construction                                  (502,035)     (122,807)
  Amortization of debt discount - net                     80,889        76,978

                                                    ____________  ____________
        Total interest charges                         2,696,157     2,651,048

                                                    ____________  ____________

Income Before Preferred Stock Dividends                3,652,633     3,081,510
Preferred Stock Dividends                                203,250       249,267

                                                    ____________  ____________
Earnings Applicable to Common Stock                 $  3,449,383  $  2,832,243

                                                    ____________  ____________

                                                    ____________  ____________











See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED INCOME







                                                        Twelve Months Ended
                                                             March 31,
                                                        1995          1994

                                                    ____________   ___________

Operating Revenues                                  $102,549,511  $102,517,854

                                                    ____________  ____________

Operating Expenses:
  Operation                                           40,772,068    39,960,803
  Maintenance                                          6,415,442     5,932,836
  Depreciation                                         8,058,572     7,414,591
  Revenue taxes                                       12,775,023    12,816,657
  Real estate, payroll and other taxes                 2,692,222     2,562,404
  Federal income taxes                                 7,324,829     7,925,465

                                                    ____________  ____________
        Total operating expenses                      78,038,156    76,612,756

                                                    ____________  ____________

Operating Income                                      24,511,355    25,905,098

                                                    ____________  ____________

Other Income:
  Litigation settlement                                 (932,203)
  Gain on sale of land                                                 122,400
  Allowance for equity funds used
   during construction                                 1,642,580       516,889
  Federal income taxes                                  (396,705)     (297,217)
  Other - net                                            416,407       213,199

                                                    ____________  ____________
        Total other income                               730,079       555,271

                                                    ____________  ____________

Total Operating and Other Income                      25,241,434    26,460,369

                                                    ____________  ____________

Interest Charges:
  Interest on long-term debt                          10,774,196    11,316,038
  Other interest expense - net                           595,745        55,900
  Allowance for debt funds used
   during construction                                (1,246,329)     (435,783)
  Amortization of debt discount - net                    323,557       247,164

                                                    ____________  ____________
        Total interest charges                        10,447,169    11,183,319

                                                    ____________  ____________

Income Before Preferred Stock Dividends               14,794,265    15,277,050
Preferred Stock Dividends                                808,030     1,036,767

                                                    ____________  ____________








Earnings Applicable to Common Stock                 $ 13,986,235  $ 14,240,283

                                                    ____________  ____________

                                                    ____________  ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS







                                                       March 31,    December 31,
Assets                                                   1995           1994

                                                    ____________   ____________

Utility Plant - At Original Cost:
 Utility plant in service                           $469,604,368   $469,172,575
 Construction work in progress                        67,796,144     55,739,951

                                                    ____________   ____________
       Total utility plant                           537,400,512    524,912,526
 Less accumulated depreciation and amortization       89,502,046     87,456,550

                                                    ____________   ____________
       Utility plant - net                           447,898,466    437,455,976

                                                    ____________   ____________



Non-utility Property                                      85,142         85,690

                                                    ____________   ____________



Current Assets:
 Cash and cash equivalents                             2,896,062      1,485,115
 Customer and other accounts receivable
  (less reserve: 1995, $479,603; 1994, $463,000)      13,401,926     12,350,802
 Unbilled revenues                                     7,349,016      7,161,483
 Materials and supplies-at average cost                1,696,107      1,724,969
 Prepaid insurance, taxes, other                       1,144,923      1,410,401
 Prepaid federal income taxes                                         1,344,630

                                                    ____________   ____________
       Total current assets                           26,488,034     25,477,400

                                                    ____________   ____________



Deferred Charges:
 Prepaid pension expense                                 905,934        926,142
 Waste residual management                               575,739        325,785
 Unamortized debt and preferred stock expenses         8,805,358      8,902,271
 Taxes recoverable through future rates               26,339,057     26,339,057
 Postretirement benefit expense                        2,201,705      2,077,051
 Purchased water under recovery-net                      293,584        314,128
 Other unamortized expenses                            1,462,568        944,414

                                                    ____________   ____________
       Total deferred charges                         40,583,945     39,828,848

                                                    ____________   ____________

           Total                                    $515,055,587   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                   ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS






                                                       March 31,    December 31,
Capitalization and Liabilities                           1995           1994

                                                    ____________   ____________

Capitalization (Note 3):
 Common shareholder's equity                        $153,055,630   $151,624,255
 Cumulative preferred stock                           12,000,000     12,000,000
 Long-term debt - net                                141,908,155    141,908,430

                                                    ____________   ____________
       Total capitalization                          306,963,785    305,532,685

                                                    ____________   ____________



Current Liabilities:
 Notes payable - banks                                35,000,000     23,000,000
 Long-term debt - current portion                         42,000         42,000
 Accounts payable and other liabilities               11,430,620     18,165,522
 Customers' deposits                                     306,098        278,895
 Municipal and state taxes accrued                    15,916,365     12,831,524
 Federal income taxes accrued                            264,973
 Interest accrued                                      3,450,872      2,828,464
 Preferred stock dividends accrued                        59,000         59,000

                                                    ____________   ____________
       Total current liabilities                      66,469,928     57,205,405

                                                    ____________   ____________



Deferred Credits:
 Customers' advances for construction                 45,875,657     45,554,476
 Federal income taxes                                 60,777,141     60,109,244
 Unamortized investment tax credits                    8,617,203      8,650,537
 Accumulated postretirement benefits                   2,341,390      2,077,051

                                                    ____________   ____________
       Total deferred credits                        117,611,391    116,391,308

                                                    ____________   ____________



Contributions in Aid of Construction                  24,010,483     23,718,516

                                                    ____________   ____________



Commitments and Contingent Liabilities
 (Note 8)
                                                    ____________   ____________
           Total                                    $515,055,587   $502,847,914

                                                    ____________   ____________

                                                    ____________   ____________



See Notes to Consolidated Financial Statements.

                  ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED CAPITALIZATION





                                                      March 31,     December 31,
                                                        1995            1994

                                                    ___________     ____________
 Common Shareholder's Equity:
  Common stock without par value, authorized,
  10,000,000 shares; issued 1995 and 1994,
  1,974,902 shares                                 $ 15,740,602    $ 15,740,602
  Paid-in capital                                    90,231,844      88,868,632
  Capital stock expense                                (484,702)       (484,702)
  Retained earnings                                  47,567,886      47,499,723

                                                   ____________    ____________
    Total common shareholder's equity               153,055,630     151,624,255

                                                   ____________    ____________

 Cumulative Preferred Stock:
  $100 par value, authorized, 200,000
  shares; $5.90 series, issued and
  outstanding, 120,000 shares                        12,000,000      12,000,000

                                                   ____________     ___________

 Cumulative Preferred Stock:
  $25 par value, authorized, 500,000 shares;
  none issued

 Long-Term Debt:
  Elizabethtown Water Company:
   7.20% Debentures, due 2019                        10,000,000      10,000,000
   7 1/2% Debentures, due 2020                       15,000,000      15,000,000
   6.60% Debentures, due 2021                        10,500,000      10,500,000
   6.70% Debentures, due 2021                        15,000,000      15,000,000
   8 3/4% Debentures, due 2021                       27,500,000      27,500,000
   8% Debentures, due 2022                           15,000,000      15,000,000
   7 1/4% Debentures, due 2028                       50,000,000      50,000,000

  The Mount Holly Water Company:
   Notes Payable (due serially through 2000)            133,800         144,300

                                                   ____________    ____________
    Total long-term debt                            143,133,800     143,144,300
    Unamortized discount - net                       (1,225,645)     (1,235,870)

                                                   ____________    ____________
      Total long-term debt - net                    141,908,155     141,908,430

                                                   ____________    ____________

          Total capitalization                     $306,963,785    $305,532,685

                                                   ____________    ____________

                                                   ____________    ____________



See Notes to Consolidated Financial Statements.

                    ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                   Three Months      Year
                                                      Ended         Ended
                                                     March 31,   December 31,
                                                       1995         1994

                                                   ____________  ____________


Common Stock:                                     $ 15,740,602  $ 15,740,602

                                                  ____________  ____________


Paid-in Capital:
  Balance at Beginning of Period                    88,868,632    63,522,594
   Capital contributed by parent company             1,363,212    25,346,038

                                                  ____________  ____________
  Balance at End of Period                          90,231,844    88,868,632

                                                  ____________  ____________


Capital Stock Expense:                                (484,702)     (484,702)

                                                  ____________  ____________


Retained Earnings:
  Balance at Beginning of Period                    47,499,723    46,986,485
   Income Before Preferred Stock
    Dividends                                        3,652,633    14,223,142
   Dividends on Common Stock                        (3,381,220)  (12,855,857)
   Preferred Stock Dividends                          (203,250)     (854,047)

                                                  ____________  ____________
  Balance at End of Period                          47,567,886    47,499,723

                                                  ____________  ____________

Total Common Shareholder's Equity                 $153,055,630  $151,624,255

                                                  ____________  ____________

                                                  ____________  ____________


See Notes to Consolidated Financial Statements.

                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                          Three Months Ended
                                                               March 31,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $  3,652,633  $  3,081,510
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         2,127,257     1,928,865
   Increase in deferred charges                          (630,443)   (1,211,565)
   Deferred income taxes and investment tax
    credits - net                                         634,563       637,140
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (1,120,356)     (276,681)
   Other operating activities-net                         124,207       (18,420)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (1,051,124)      741,966
     Unbilled revenues                                   (187,533)       14,265
     Accounts payable and other liabilities            (6,707,699)   (3,107,324)
     Accrued/prepaid interest and taxes                 5,582,330     3,784,344
     Other                                                 28,863       (88,302)

                                                     ____________  ____________
      Net cash provided by operating activities         2,452,698     5,485,798

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                             382,022
 Capital contributed by parent company                  1,363,212
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Repayment of long-term debt                              (10,500)      (10,500)
 Contributions and advances for construction-net          613,148       993,323
 Net increase in notes payable - banks                 12,000,000
 Dividends paid on common and preferred stock          (3,558,220)   (3,196,333)

                                                     ____________  ____________
      Net cash provided (used) by financing activities 10,407,640    (1,831,488)

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (11,449,391)   (4,136,238)

                                                     ____________  ____________
      Cash used for investing activities              (11,449,391)   (4,136,238)

                                                     ____________  ____________

Net Increase (Decrease) in Cash and Cash Equivalents    1,410,947      (481,928)
Cash and Cash Equivalents at Beginning of Period        1,485,115     3,263,456

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,896,062  $  2,781,528

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  1,992,685  $  2,381,965
  Income taxes                                       $      -0-    $  1,025,000
  Preferred stock dividends                          $    177,000  $    303,334







See Notes to Consolidated Financial Statements.
                                    -15-



                 ELIZABETHTOWN WATER COMPANY AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          Twelve Months Ended
                                                               March 31,
                                                          1995          1994

                                                      ___________   ___________
Cash Flows from Operating Activities:
 Income Before Preferred Stock Dividends             $ 14,794,265  $ 15,277,050
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         8,058,572     7,414,591
   Gain on sale of land                                                (122,400)
   Increase in deferred charges                          (464,931)   (3,455,216)
   Deferred income taxes and investment tax
    credits - net                                       4,253,957     3,379,710
   Allowance for debt and equity funds used
    during construction (AFUDC)                        (2,888,909)     (952,672)
   Other operating activities-net                          11,725      (455,927)
   Change in current assets and current liabilities
   excluding cash, short-term investments and
   current portion of debt:
     Customer and other accounts receivable            (2,255,907)     (544,446)
     Unbilled revenues                                   (114,959)     (656,745)
     Accounts payable and other liabilities             4,947,651       893,592
     Accrued/prepaid interest and taxes                   333,199     1,912,505
     Other                                                 15,899       (33,694)

                                                     ____________  ____________
      Net cash provided by operating activities        26,690,562    22,656,348

                                                     ____________  ____________

Cash Flows Provided by Financing Activities:
 Decrease in funds held by Trustee for
  construction expenditures                                   284     8,133,746
 Capital contributed by parent company                 26,709,250    19,809,297
 Proceeds from issuance of preferred stock                           12,000,000
 Redemption of preferred stock                                      (12,000,000)
 Proceeds from issuance of debentures                                50,000,000
 Repayment of long-term debt                              (42,000)  (50,042,000)
 Contributions and advances for construction-net        3,073,429     1,986,333
 Net increase (decrease) in notes payable - banks      35,000,000    (7,000,000)
 Dividends paid on common and preferred stock         (14,023,219)  (12,389,618)

                                                     ____________  ____________
      Net cash provided by financing activities        50,717,744    10,497,758

                                                     ____________  ____________

Cash Flows Used for Investing Activities:
 Utility plant expenditures (excluding allowance
  for funds used during construction)                 (77,293,772)  (31,685,971)
 Selling costs of land                                                   (1,600)
 Sale of land                                                           131,000

                                                     ____________  ____________
      Cash used for investing activities              (77,293,772)  (31,556,571)

                                                     ____________  ____________

Net Increase in Cash and Cash Equivalents                 114,534     1,597,535
Cash and Cash Equivalents at Beginning of Period        2,781,528     1,183,993

                                                     ____________  ____________
Cash and Cash Equivalents at End of Period           $  2,896,062  $  2,781,528

                                                     ____________  ____________

                                                     ____________  ____________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest (net of amount capitalized)               $  9,563,558  $ 11,174,761
  Income taxes                                       $  5,746,254  $  6,206,008






  Preferred stock dividends                          $    679,141  $  1,090,834

See Notes to Consolidated Financial Statements.
                                    -16-





                      E'TOWN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  ORGANIZATION
     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties) and Applied Watershed Management, L.L.C. (AWM), a 65% majority owned joint venture. The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown.

 2.  INTERIM FINANCIAL STATEMENTS
     The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. The notes accompanying the 1994 Annual Report to Shareholders and the 1994 Form 10-K should be read in conjunction with this report.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

 3.  CAPITALIZATION
     E'town routinely makes an equity contribution to Elizabethtown which represents the proceeds of common stock issued under E'town's Dividend Reinvestment and Stock Purchase Plan (DRP). E'town contributed $1,363,212 to Elizabethtown for the three months ended March 31, 1995.

 4.  LINES OF CREDIT
     Elizabethtown has executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks to replace its uncommitted lines of credit. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60,000,000 during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of March 31, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 48%. For the twelve months ended March 31, 1995, Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At March 31, 1995, Elizabethtown had short-term borrowings outstanding of $35,000,000 under the Agreement at interest rates from 6.2% to 7.1%, at a weighted average interest rate of 6.5%.

     E'town has $20,000,000 of uncommitted lines of credit with several banks in addition to the lines under the Agreement.

 5.  EARNINGS PER SHARE
     Primary earnings per share are computed on the basis of the weighted average number of shares outstanding, plus common stock equivalents, which reflect the assumption that all stock options are exercised. Fully diluted earnings per share assume both the conversion of the 6 3/4% Convertible Subordinated Debentures and the common stock equivalents. Reference is made to Exhibit 11 for the computations of earnings per share.

 6.  NON-UTILITY PROPERTY AND OTHER INVESTMENTS
     Included in Non-utility Property and Other Investments at
     March 31, 1995 is $12,027,420 of investments in various parcels of land in New Jersey which are either held for sale or are in the process of being zoned and permitted with the intent of offering these properties for future sale. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are, or were, being sought. Based upon independent appraisals received at various times, prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1995, after the adjustments to the Mansfield property discussed below.

     Properties continues to seek permits and more favorable zoning treatment for its Mansfield New Jersey property and, accordingly, continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while, based upon recent appraisals, the net realizable value of the property has remained constant. Charges of $106,826 for the three months ended March 31, 1995, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of the net realizable value of the property, should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

     In January 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Until the conclusion of the diligence period, either party may terminate the agreement at any time. Properties may cancel the agreement if the closing does not occur by July 23, 1996. Other significant dates have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

 7.  REGULATORY MATTERS
     Rates
     On January 24, 1995, the BPU approved a stipulation (1995 Stipulation) for a rate increase for Elizabethtown of $5,300,000, or 5.34%, effective February 1, 1995. The 1995
     Stipulation provides for an authorized rate of return on common equity of 11.5%. It also provides for recovery of the current service cost portion of the obligation accrued under Statement of Financial Accounting Standards 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," provided this amount is funded by the Company. The rate increase will recover the financing costs associated with $62,000,000 of construction projects that were not reflected in the rates last established in March 1993. These projects include treatment, transmission and storage facilities needed to ensure that Elizabethtown continues to meet the Safe Drinking Water Act regulations on water quality and service. The increase will offset costs for power, labor and benefits, primarily medical. The 1995 Stipulation also provides for an increase in depreciation rates resulting in an increase in depreciation expense of approximately $469,000. The 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended January 31, 1996. If a lesser ratio is realized, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case. The Company expects to sustain an average ratio of common equity to total capitalization in excess of 45.1% for the twelve-month period.

     On January 11, 1995, Elizabethtown filed with the BPU for a rate increase of $886,166 for a change in the Purchased Water Adjustment Clause (PWAC) rate based on an increase in the unit cost of water purchased from the NJWSA, as originally proposed, to be effective July 1, 1995. This procedure, established by BPU rules, allows Elizabethtown to reflect in rates the change in the cost of water purchased from the NJWSA without a complete rate case. Included in this request is the amortization of the anticipated balance, as of July 1, 1995, of the net under-recovery from the 1994 PWAC of $440,526. In April, 1995 the NJWSA disclosed that the unit cost of water will, in fact, decrease effective July 1, 1995. The Company has revised its petition accordingly for a decrease in PWAC revenues of $209,033, including recovery of an updated projected net under-recovery balance of $169,633. A decision is expected by the BPU prior to July 1, 1995.

     In the second quarter of 1995, Mount Holly expects to petition the BPU for an increase in rates, to take place in two phases, of more than 100% in excess of current rates. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of a new water supply, treatment and transmission system necessary to obtain water outside a designated portion of an aquifer currently used by Mount Holly to supply a substantial portion of its customers and to treat and pump the water into its Mount Holly Water system. This project is deemed to be the most cost-effective alternative available to Mount Holly to comply with recent State legislation which restricts the amount of water that can be withdrawn from the aquifer in certain areas of Southern New Jersey. The project is currently estimated to cost $16,500,000 and is expected to be completed by the end of 1996. A decision by the BPU on Mount Holly's petition is expected by the end of 1995. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of any rate proceeding at this time.

     In August 1993, the BPU approved a stipulation (1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states that the Plant is necessary and that the Company's estimates regarding the Plant's cost ($87,000,000 at that time), and construction period are reasonable (See Note 8). In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes the Company to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any twelve-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior twelve months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in the Company's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation for the twelve months ended March 31, 1995 was 2.8 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will be not required.

8.   COMMITMENTS AND CONTINGENT LIABILITIES
     Capital expenditures for the three-year period ended
     December 31, 1997 are estimated to be $171,500,000, of which $170,400,000 is for Elizabethtown's and Mount Holly's water utility plant ($149,500,000 for Elizabethtown and $20,900,000 for Mount Holly) and $1,100,000 is for real estate-related expenditures and AWM.

     Canal Road Water Treatment Plant
     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant. The current estimated cost of the Plant is approximately $100,000,000, excluding AFUDC. As of March 31, 1995, the Company has expended $43,781,205, excluding AFUDC of $2,919,656 on the Plant.

     Joint Venture
     On March 9, 1995, the Corporation entered into a three 3-year joint venture agreement with Applied Wastewater General Partnership (AWG) by forming a New Jersey Limited Liability Company, Applied Watershed Management, L.L.C.(AWM), 65% of which is owned by E'town. AWG is a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities in the western portion of Elizabethtown's service area. AWM intends to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities, primarily in New Jersey. E'town has agreed to provide capital contributions to AWM of up to $500,000 to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG will provide the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time.

 9.  LEGAL MATTERS
     Several lawsuits have been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that the sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. The aggregate amount of claims made to date against six other defendants and the Company is approximately $3,000,000. The cause and origin of the fire have not been definitively determined and the case has not yet progressed to the point where the claims against Elizabethtown can be quantified with certainty. However, counsel to Elizabethtown has advised that, under applicable New Jersey case law, Elizabethtown's potential exposure should not exceed $1,500,000. The actual amount of liability, if any, depends upon the theory of liability which may ultimately be employed and the application of available insurance. Management is vigorously contesting the case but cannot now predict the outcome of this litigation.

10.  TAX MATTERS
     The Internal Revenue Service (Service) is concluding an audit of the Corporation's Federal income tax returns for the tax years 1987 through 1992. The Service has raised issues related to tax deductions taken initially in 1988 for certain land transactions. On February 23, 1995 the Corporation reached a tentative agreement to settle this matter with the Service. The effect on net income for the year ended December 31, 1994 was approximately $313,400 or $.05 per common share. An additional charge of $260,000 or $.04 per common share has been recognized in the first quarter of 1995 in the accompanying financial statements.

























                           -22-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     E'town Corporation (E'town or Corporation), a New Jersey holding company, is the parent company of Elizabethtown Water Company (Elizabethtown or Company), E'town Properties, Inc. (Properties) and Applied Watershed Management, L.L.C.(AWM), a 65% majority-owned joint venture. The Mount Holly Water Company (Mount Holly) is a wholly owned subsidiary of Elizabethtown. The assets and operating results of Elizabethtown constitute the predominant portions of E'town's assets and operating results. Mount Holly contributed 3% of the Company's consolidated operating revenues for the twelve months ended March 31, 1995. The following analysis sets forth significant events affecting the financial condition of E'town and Elizabethtown at March 31, 1995, and the results of operations for the three and twelve months ended March 31, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures Program

    Capital expenditures, primarily for water utility plant, were $11.4 million for the first three months of 1995. Capital expenditures for the three-year period ending December 31, 1997 are estimated to be $171.5 million, of which $170.4 million is for water utility plant ($149.5 million for Elizabethtown and $20.9 million for Mount Holly), and $1.1 million is for real estate-related expenditures and AWM.

     A major portion of the utilities' capital outlays will occur in the first 18 months of the three-year projection period through 1997 as Elizabethtown and Mount Holly invest in new water treatment and water supply facilities, each as described below. After these projects are completed, the capital outlays for the utilities are expected to decrease.

Elizabethtown

     Elizabethtown's capital program includes the construction of a new water treatment plant, the Canal Road Water Treatment Plant (Plant), near Elizabethtown's existing plant. The Plant, which will have an initial rated production capacity of 40 million gallons per day and can be expanded to 200 million gallons per day, is necessary to meet existing and anticipated customer demands and to replace groundwater supplies withdrawn from service as a result of more restrictive water quality regulations and groundwater contamination. Expansion of the Plant's production capacity beyond 40 million gallons per day is not expected to occur in the foreseeable future. Elizabethtown's capital program also includes the construction of additional mains and storage facilities necessary to serve existing and future customers.

     In April 1994, following a competitive bidding process, Elizabethtown executed a fixed-price contract for the construction of the Plant. The current estimated cost of the Plant is approximately $100 million, excluding an Allowance for Funds Used During
Construction (AFUDC).  As of March 31, 1995, the Company has expended

$43.8 million, excluding AFUDC of $2.9 million on the Plant. The project is proceeding on schedule, the construction contract remains on budget, and the project is expected to be completed in mid-1996. Elizabethtown intends to file for rate relief later in 1995, a major portion of which will relate to the Plant (See Economic Outlook-Elizabethtown and Subsidiary.)

    In August 1993, the New Jersey Board of Public Utilities (BPU) approved a stipulation (the 1993 Plant Stipulation) signed by the Department of Ratepayer Advocate, the BPU staff and several of Elizabethtown's major wholesale customers, all of whom typically participate in Elizabethtown's rate cases. The 1993 Plant Stipulation states the Plant is necessary and the Company's estimate regarding the Plant's cost ($87 million at that time), and construction period are reasonable. In April 1994, Elizabethtown notified all parties to the 1993 Plant Stipulation that the estimated cost of the Plant had increased. The 1993 Plant Stipulation authorizes Elizabethtown to levy a rate surcharge during the Plant's construction period if the Company's pre-tax interest coverage ratio for any twelve-month historical period drops below 2.0 times. The surcharge would equal 20% of the Company's gross interest expense for the prior twelve months, adjusted for revenue taxes. The surcharge would go into effect at the same time as the Company's next base rate increase after the coverage ratio falls below 2.0 times. Also, the surcharge would remain in effect for twelve months and could be extended by the BPU for up to six additional months. The 1993 Plant Stipulation also provides that the rate of return on common stockholder's equity used to calculate the rate for the equity component of the AFUDC for the Plant will be 1.5% less than the rate of return on common stockholder's equity established in Elizabethtown's most recent base rate case. The authorized rate of return on common stockholder's equity is currently 11.5%. Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the 1993 Plant Stipulation, for the twelve months ended March 31, 1995 was 2.8 times. Based upon current conditions, the Company expects its pre-tax interest coverage will remain above the 2.0 times trigger level through the completion of the Plant's construction and that the surcharge will not be required.

Mount Holly

    To ensure an adequate supply of quality water from an aquifer serving parts of southern New Jersey, State legislation is requiring Mount Holly, as well as other suppliers obtaining water from designated portions of this aquifer, to reduce pumpage from its wells. Mount Holly has received preliminary approvals from the New Jersey Department of Environmental Protection for its conceptual plan to develop a new water supply, treatment and transmission system necessary to obtain water outside the designated portion of the aquifer and to treat and pump the water into the Mount Holly system. The project is currently estimated to cost $16.5 million and is expected to be completed by the end of 1996. The land for the supply and treatment facilities has been purchased and test wells have been drilled and evaluated. In the second quarter of 1995, Mount Holly expects to petition the BPU for an increase in rates, to take place in two phases, of more than 100% in excess of current rates.
The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of the new water supply, treatment and transmission system discussed above. (See Economic Outlook-Elizabethtown and Subsidiary).

CAPITAL RESOURCES

    For the three-year period ending December 31, 1997, Elizabethtown, including Mount Holly, estimates 30% of its capital expenditures will be financed with internally generated funds (after payment of common stock dividends). Management believes that the Company will be able to finance the balance with a combination of capital contributions from the proceeds of E'town common stock sales, proceeds from the sale by Elizabethtown of preferred stock, long-term debentures and from tax-exempt New Jersey Economic Development Authority (NJEDA) bonds and short-term borrowings by Elizabethtown under its revolving credit agreement discussed below. Under Elizabethtown's most restrictive debenture indenture, at March 31, 1995, Elizabethtown had the ability to issue $57 million of long-term debentures at an assumed interest rate of 8 1/4%. The NJEDA has granted preliminary approval for the financing of almost all of Elizabethtown's major projects over the next three years, including the Plant. Elizabethtown expects to pursue tax-exempt financing to the extent that final allocations are granted by the NJEDA.

    Elizabethtown has executed a committed revolving credit agreement (Agreement) with an agent bank and five additional banks to replace its uncommitted lines of credit. The Agreement allows Elizabethtown to borrow, repay and reborrow up to $60 million during the first three years, after which time Elizabethtown may convert any outstanding balances to a five-year fully amortizing term loan. The Agreement further provides that, among other covenants, Elizabethtown must maintain a ratio of common and preferred equity to total capitalization of not less than 35% and a pre-tax interest coverage ratio of at least 1.5 to 1. As of March 31, 1995, the ratio of Elizabethtown's common and preferred equity to total capitalization was 48%. For the twelve months ended March 31, 1995 Elizabethtown's pre-tax interest coverage ratio, calculated in accordance with the Agreement, was 3.0 to 1. At March 31, 1995, Elizabethtown had short-term borrowings outstanding of $35.0 million under the Agreement at interest rates from 6.2% to 7.1%, at a weighted average interest rate of 6.5%.

    During the three months ended March 31, 1995, 55,448 shares of common stock were issued for proceeds of $1.4 million under E'town's

Dividend Reinvestment and Stock Purchase Plan (DRP). The proceeds are used on an ongoing basis to make capital contributions to Elizabethtown to partially fund its capital program.

    During the second quarter of 1995, E'town Corporation expects to issue approximately 575,000 shares with a potential to issue up to 660,000 shares, of common stock through a public offering in order to finance additional equity contributions to Elizabethtown to fund the Company's capital program, the predominant portion of which is the Plant.

    Also in 1995, Elizabethtown intends to issue approximately
$30 million of tax-exempt debentures through the NJEDA to repay a portion of the balances outstanding under the revolving credit agreement incurred for qualified capital expenditures.

RESULTS OF OPERATIONS

    Net Income for the twelve months ended March 31, 1995 was $12.6 million or $1.95 per share on a primary basis as compared to $14.3 million or $2.58 per share for 1994. A return to more normal weather patterns and water consumption during the twelve months ended March 31, 1995 from abnormally high levels the prior period combined with a charge due to litigation of $.10 per share in September 1994 and a gain on the sale of land of $.21 per share in August 1993 all contributed to an overall decrease in earnings ending twelve-months ending March 31, 1995 compared to the twelve months ending
March 31, 1994. Earnings per share was further affected by a 16% increase in the number of common shares outstanding for the twelve month period.

    Operating Revenues increased $.5 million or 2.1% for the three months ended March 31, 1995 compared to the comparable period in 1994. Included in this increase, is $.9 million which relates to a rate increase for Elizabethtown, effective February 1, 1995. Sales to retail customers decreased by $.2 million, primarily due to a return to more normal weather patterns during the winter months of 1995 compared to 1994. Sales to other water systems and to large industrial customers also decreased by $.2 million and $.1 million, respectively. Due to normal growth within the service territory, fire service revenues increased by $.1 million.

    Operating Revenues increased by less than $.1 million for the twelve months ended March 31, 1995 over the comparable period in 1994. Included in this increase, is $.9 million which relates to the effect of a rate increase of $5.3 million effective February 1, 1995. Also, sales to retail customers decreased $1.5 million and sales to industrial and fire service customers increased by $.3 million each.

    Operation Expenses increased by less than $.1 million or .5% and $.7 million or 1.8% for the three and twelve months ended
March 31, 1995, respectively, compared to the comparable periods in 1994. The increases are due primarily to increased costs for labor, benefits, miscellaneous expenses and the unit cost of raw water purchased from the NJWSA, which is reflected in the PWAC, (see Note 7 to the Notes to Consolidated Financial Statements) in addition to the cost of chemicals to treat such water. Benefit costs increased due, primarily, to an increase in the actuarially calculated pension expense.

    Maintenance Expenses decreased by $.2 million or 13.2% and increased $.5 million or 8.1% for the three and twelve months ended March 31, 1995, respectively, compared to the comparable periods in 1994. The decrease for the three month period is due to the effects of unusually harsh winter weather in the first quarter of 1994. The increase for the twelve month period is due to an increased level of preventive maintenance at various operating facilities throughout the Company.

    Depreciation Expense increased $.2 million or 10.3% and $.6 million or 8.7% for the three and twelve month periods ended
March 31, 1995, respectively, compared to the comparable periods in 1994. The increase for the three month period is due to higher depreciation rates as a result of Elizabethtown's rate increase effective February 1995 as well as a higher level of depreciable plant in service. The increase for the twelve month period is predominantly due to the higher level of depreciable plant placed in service during that period.

    Revenue Taxes changed by insignificant amounts for the three and twelve month periods ended March 31, 1995 compared to the 1994 periods due to relatively minor changes in the revenues on which these taxes are calculated.

    Real Estate, Payroll and Other Taxes decreased by less than $.1 million or 2.2% and increased by $.2 million or 6.0% for the three and twelve months ended March 31, 1995, respectively, compared to the comparable periods in 1994. The increase for the twelve month period is due to increased payroll taxes resulting from labor cost increases.

    Federal Income Taxes increased by $.1 million or 8.9% and decreased $.7 million or 8.7% for the three and twelve months ended March 31, 1995, respectively, compared to the comparable periods in 1994 due to the changes in the components of taxable income discussed herein.

     Other Income increased $.3 million and decreased $.9 million for the three and twelve months ended March 31, 1995, respectively, compared to the comparable periods in 1994. Included in these net increases and decreases is a litigation settlement of $.9 million in September 1994 and a gain on the sale of land in August 1993 of $1.7 million. In addition, increases in the equity component of AFUDC of $.5 million and $1.1 million for the three and twelve month periods, respectively, resulted from increased construction expenditures, primarily related to the Plant. Federal income taxes, as a result of all of the above, increased $.2 million and decreased $.7 million for the three and twelve month periods, respectively.

    Total Interest Charges increased $.2 million or 8.9% and decreased $.2 million or 2.0% for the three and twelve month periods ended

March 31, 1995, respectively compared to the 1994 amounts. The net increase for the three month period is due to an increased level of short-term borrowings under the revolving credit agreement incurred to finance Elizabethtown's capital program on an interim basis offset by an increase in the debt component of AFUDC resulting from Elizabethtown's higher level of construction activity, primarily due to the Plant. The net decrease for the twelve month period is due to increased short-term borrowings under the Agreement which were more than offset by savings from refinancing of long-term debt in 1993 and the higher level of AFUDC.

     Preferred Stock Dividends decreased less than $.1 million and $.2 million for the three and twelve month periods due to savings from the refinancing of the $8.75 series preferred stock with $5.90 series preferred stock in March 1994.

ECONOMIC OUTLOOK

    Consolidated earnings for E'town for the next several years will be determined primarily by Elizabethtown's ability to generate adequate earnings and, to a lesser degree, the ability of Properties, E'town and AWM to generate earnings from their unregulated businesses.

Elizabethtown and Subsidiary

    Currently, Elizabethtown and Mount Holly believe they are in all material respects in compliance with all water quality standards. Looking forward, however, governmental water quality and service regulations are requiring Elizabethtown and Mount Holly to make significant investments in water supply, water treatment, transmission and storage facilities including, for Elizabethtown, the Plant, and for Mount Holly, a new water supply, treatment and transmission system to augment existing facilities. This capital program will require regular external financing and rate relief through 1996.

    The timing and amount of rate increases obtained by Elizabethtown and Mount Holly, as well as various other factors, including weather, customer usage, the magnitude and timing of capital expenditures and the rate of growth of revenues and expenditures, will affect earnings going forward in 1995 and 1996. Elizabethtown and Mount Holly expect that upon the completion and successful reflection in rates, of their respective new utility plant projects, discussed above, their capital requirements for utility plant should decrease, thereby reducing the need for rate increases and external financing.

    On January 24, 1995, the BPU approved a Stipulation (1995 Stipulation) for a rate increase for Elizabethtown of $5.3 million or 5.3%, effective February 1, 1995. The 1995 Stipulation requires Elizabethtown to maintain an average ratio of common equity to total capitalization of at least 45.1% for the twelve months ended January 31, 1996. If a lesser ratio is realized, the revenue requirement associated with such lesser ratio will offset the overall revenue requirement in the next base rate case. The Company expects to sustain an average ratio of common equity to total capitalization in excess of 45.1% for the twelve-month period.

     A rate increase of approximately 30% in excess of current rates will be requested by Elizabethtown in late 1995, to be effective in mid-1996, a major portion of which will be needed to recover the expected costs of the Plant. In light of the approval by the BPU of the 1993 Plant Stipulation and Elizabethtown's experience in obtaining base rate relief, Elizabethtown expects the BPU to grant timely and adequate rate relief for the Plant, but cannot predict the ultimate outcome of any rate proceeding.

     In the second quarter of 1995, Mount Holly expects to petition the BPU for an increase in rates, to take place in two phases, of more than 100% in excess of current rates. The first phase is necessary to recover costs that were not reflected in rates last increased in October 1986. The second phase would recover the costs of the new water supply, treatment and transmission system discussed above. A decision by the BPU on Mount Holly's petition is expected by the end of 1995. Mount Holly's rates are now among the lowest in the State. Even though Mount Holly's forthcoming rate increase, if granted at or near the level proposed, will be substantial relative to current rates, management expects that the resulting rates will be lower than those charged by the other major investor owned water system in the region. While management believes that the water supply, treatment and transmission project planned for Mount Holly is a cost-effective response to the State legislation affecting the area and that the costs incurred by Mount Holly since rates were last increased are appropriate, management cannot predict the ultimate outcome of any rate proceeding at this time.

E'town

    The Corporation has entered into a three-year joint venture agreement with Applied Wastewater General Partnership (AWG) by forming a New Jersey Limited Liability Company, Applied Watershed Management, L.L.C. (AWM), 65% of which is owned by E'town. AWG is a unit of several privately held and affiliated companies providing design, engineering, construction and operating services for water and wastewater facilities in the western portion of Elizabethtown's service area. AWM intends to design, finance, engineer, construct, own, operate and/or sell water and wastewater facilities primarily in New Jersey. E'town has agreed to provide capital contributions to AWM up to $.5 million to finance AWM's working capital needs. E'town may provide additional financing for particular projects of AWM. AWG will provide the substantial portion of the operations-related services required to be performed by AWM. Either party may terminate the agreement at any time.

    The Internal Revenue Service (Service) is concluding an audit of the Corporation's Federal income tax returns for the tax years 1987 through 1992. The Service has raised issues related to tax deductions taken initially in 1988 for certain land transactions. On
February 23, 1995, the Corporation reached a tentative agreement to settle this matter with the Service. The effect on net income for the year ended December 31, 1994 was $.3 million, or $.05 per common share. An additional charge of $.3 million, or $.04 per common share for the first quarter of 1995 has been recognized in the accompanying financial statements.

Properties

    Included in Non-utility Property and Other Investments in the Consolidated Balance Sheets of E'town at March 31, 1995 is
$12.0 million of investments in various parcels of undeveloped land in New Jersey. The carrying value of each parcel includes the original cost plus any real estate taxes, interest and, where applicable, direct costs capitalized while rezoning or governmental approvals are or were being sought. Based upon independent appraisals received at various times prior to and during 1994, the estimated net realizable value of each property exceeds its respective carrying value as of March 31, 1995, after the adjustments to the Mansfield property discussed below.

    Properties continues to seek permits and more favorable zoning treatment for its Mansfield New Jersey property and, accordingly continues to capitalize various carrying charges. During the second quarter of 1993, the carrying value of the Mansfield property exceeded its estimated net realizable value and, as a result, carrying charges incurred after that date were, and continue to be, adjusted monthly. This is due to the fact that the Mansfield property is not yet ready for its intended use and, therefore, various carrying charges continue to be capitalized while based upon recent appraisals, the estimated net realizable value of the property remains constant. Charges of $.1 million and $.4 million for the three and twelve months ended March 31, 1995, respectively, to adjust the carrying value of the Mansfield property, have been reflected in the Statements of Consolidated Income and Consolidated Balance Sheets. As Properties expects to continue capitalizing carrying charges on the Mansfield property until it is ready for its intended use, further adjustments for these capitalized carrying charges, reflecting management's estimate of net realizable value of the property should be expected.

     The Corporation will continue to monitor the relationship between the carrying and net realizable values of its properties through updated appraisals.

    In January 1995, Properties entered into an agreement to sell a parcel of land to a developer. The agreement requires the buyer to obtain all approvals required by governmental agencies in order to develop the property. Until the conclusion of the diligence period, either party may terminate the agreement at any time. Properties may cancel the agreement if the closing does not occur by July 23, 1996. Other significant dates have been established during this period at which time either the buyer or Properties may cancel the agreement if certain criteria, generally relating to the development potential of the property, are not met.

PART II - OTHER INFORMATION

   Item 1:
     Legal Proceedings
     Several lawsuits have been filed against Elizabethtown and other parties in connection with a fire that occurred in a storage facility in December 1989 resulting in damage to property stored at that facility. The lawsuits allege that the water mains surrounding the industrial complex failed to provide an adequate flow of water necessary to fight the fire. The suits further allege that the Company was negligent in failing to ensure that the sprinkler systems were operational prior to the fire, resulting in those sprinkler systems being without water at the time of the fire. The aggregate amount of claims made to date against six other defendants and the Company is approximately $3,000,000. The cause and origin of the fire have not been definitively determined and the case has not yet progressed to the point where the claims against Elizabethtown can be quantified with certainty. However, counsel to Elizabethtown has advised that, under applicable New Jersey case law Elizabethtown's potential exposure should not exceed $1,500,000. The actual amount of liability, if any, depends upon the theory of liability, which may be ultimately employed and the application of available insurance. Management is vigorously contesting the case but cannot now predict the outcome of this litigation.

   Items 2 - 4:
     Nothing to report.

   Item 5: Other Information
     Tax Matters
     The Internal Revenue Service (Service) is concluding an audit of the Corporation's Federal income tax returns for the tax years 1987 through 1992. The Service has raised issues related to tax deductions taken initially in 1988 for certain land transactions. On February 23, 1995 the Corporation reached a tentative agreement to settle this matter with the Service. The effect on net income for the year ended December 31, 1994 was approximately $313,400 or $.05 per common share. An additional charge of approximately $260,000, or $.04 per common share, has been recognized in the first quarter of 1995 in the accompanying financial statements.

     Management Audit
     The New Jersey Board of Public Utilities (BPU) has established a management audit program as a means of enhancing the effectiveness of its regulatory oversight of the public utilities in New Jersey. Elizabethtown Water Company has recently participated in such an audit and, although not yet adopted by the BPU, a final report was issued in March 1995. The audit concluded that the Company has been well managed and has demonstrated its continued ability to provide a sufficient supply of safe, potable water at reasonable rates while maintaining financial grade investment ratings and quality dividend payouts.

     The report also made recommendations for improvements that have the potential to assist the Company in meeting the challenges of today, and tomorrow's utility environment. Several of these recommendations relate to efforts already underway by the Company with respect to business process redesign projects and the information technology to support those processes. The Company and the BPU will jointly develop a program to implement the results of the audit.
                                 -31-

Item 6(a) - Exhibits

   Exhibits to Part I:

     Exhibit 11 - E'town Corporation and Subsidiaries -
        Statement Regarding Computation of Per Share
        Earnings

        Exhibit 12 - Elizabethtown Water Company and
        Subsidiary - Computation of Ratio of Earnings to
        Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

        Exhibit 27 - Financial Data Schedules

Item 6(b) - Reports on Form 8-K

           Items Reported: None





























                                      -32-





                              E'TOWN CORPORATION

                          ELIZABETHTOWN WATER COMPANY


                                  SIGNATURES

                                  __________


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:    May 15, 1995             E'TOWN CORPORATION



                                    /s/ Andrew M. Chapman

                                    ______________________________________
                                    Andrew M. Chapman
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)



                                    /s/ Walter M. Braswell

                                    ______________________________________
                                    Walter M. Braswell
                                    Secretary



                                    ELIZABETHTOWN WATER COMPANY



                                    /s/ Andrew M. Chapman

                                    ______________________________________
                                    Andrew M. Chapman
                                    Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Dennis W. Doll

                                    ______________________________________
                                    Dennis W. Doll
                                    Controller
                                    (Principal Accounting Officer)